Form 10-Q
period 2021-09-30
LAVA Medtech Acquisition Corp.
filed 2021-12-10
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40965

LAVA MEDTECH ACQUISITION CORP.
(Exact name of registrant as specified in its charter)

Delaware	86-2973712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Wyman Street, Suite 300 Waltham, MA 02451
(Address of Principal Executive Offices, including zip code)

(781) 530-3868
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	LVACU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	LVAC	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	LVACW	The Nasdaq Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧  No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

◻ Large accelerated filer	◻Accelerated filer
⌧ Non-accelerated filer	⌧ Smaller reporting company
⌧ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ⌧  No ◻

As of December 10, 2021 there were 11,500,000 shares of Class A common stock, par value $0.0001 and 2,875,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.

LAVA MEDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Condensed Balance Sheet as of September 30, 2021	1

	Condensed Statements of Operations for the three months ended September 30, 2021, and for the period March 31, 2021 (inception) through September 30, 2021	2

	Condensed Statement of Changes in Stockholder’s Equity for the period March 31, 2021 (inception) through September 30, 2021	3

	Condensed Statement of Cash Flows for the period March 31, 2021 (inception) through September 30, 2021	4

	Notes to Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Control and Procedures	16

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		21

i

Item 1. Financial Statements

LAVA MEDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEET (UNAUDITED)

SEPTEMBER 30, 2021

ASSETS

OTHER ASSETS
Deferred offering costs	$122,812
Total other assets	122,812

TOTAL ASSETS	$122,812

LIABILITIES AND STOCKHOLDER’S EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses	$6,150
Accrued offering costs	5,000
Note payable - related party	92,812

Total current liabilities	103,962

TOTAL LIABILITIES	103,962
COMMITMENTS AND CONTINGENCIES
STOCKHOLDER’S EQUITY
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding	—
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 issued and outstanding (1)	287
Additional paid-in capital	24,713
Accumulated deficit	(6,150)

TOTAL STOCKHOLDER’S EQUITY	18,850

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$122,812

(1) This number includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

		For the period
	For the three	March 31, 2021
	months ended	(inception) through
	September 30,	September 30,
	2021	2021
EXPENSES
General and administrative expenses	$5,150	$6,150

Total expenses	5,150	6,150

NET LOSS	$(5,150)	$(6,150)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED (1)	2,500,000	2,500,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

(1) This number excludes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY (UNAUDITED)

For the period March 31, 2021 (inception) through September 30, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, March 31, 2021 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor (1)	—	—	2,875,000	287	24,713	—	25,000

Net loss	—	—	—	—	—	(1,000)	(1,000)

Balance, June 30, 2021	—	$—	2,875,000	$287	$24,713	$(1,000)	$24,000

Net loss	—	—	—	—	—	(5,150)	(5,150)

Balance, September 30, 2021	—	$—	2,875,000	$287	$24,713	$(5,150)	$18,850

(1) This number includes an aggregate of up to 375,000 shares of Class B common stock subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)

For the period March 31, 2021 (inception) through September 30, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,150)
Adjustments to reconcile net loss to net cash used in operating activities:

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	6,150

Net cash flows used in operating activities	—

NET CHANGE IN CASH	—

CASH, BEGINNING OF PERIOD	—

CASH, END OF PERIOD	$—

Supplemental disclosure of noncash activities:
Payment of deferred offering costs by note payable - related party	$92,812
Deferred offering costs included in accrued offering costs	$5,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Note 1 – Description of Organization and Business Operations

LAVA Medtech Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on March 31, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

The Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company's formation and Initial Public Offering (“IPO”), which is described below. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 4.

Offering costs for the IPO amounted to $5,955,330, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $455,330 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 29, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $15,000,000 and incurring additional offering costs of $825,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance the Company will be able to successfully effect a Business Combination.

Note 1 – Description of Organization and Business Operations (continued)

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Accounting Standards Codification (“ASC”) 480-10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks shareholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a shareholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “Initial Stockholders”) have agreed not to propose an amendment to the Certificate of Incorporation that would affect the substance or timing of the Company’s obligation to redeem 100% of its Public Shares if the Company does not complete a Business Combination, unless the Company provides the Public Stockholders with the opportunity to redeem their Class A common stock in conjunction with any such amendment.

Note 1 – Description of Organization and Business Operations (continued)

If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on October 28, 2021, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on November 4, 2021. The interim results for the three months ended September 30, 2021 and for the period from March 31, 2021 (inception) through September 30, 2021, are not necessarily indicative of the results to be expected for the year ending December 31, 2021, or for any future periods.

Note 2 — Summary of Significant Accounting Policies (continued)

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021.

Deferred Offering Costs

Deferred offering costs will consist of direct costs incurred through the balance sheet date that are directly related to the Proposed Public Offering and that will be charged to stockholder’s equity upon the completion of the Proposed Public Offering. Should the Proposed Public Offering prove to be unsuccessful, these deferred costs, as well as additional expenses to be incurred, will be charged to operations.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2021, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such account.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 2 — Summary of Significant Accounting Policies (continued)

Income Taxes

The Company complies with the accounting and reporting requirements of FASB ASC Topic 740, “Income Taxes” (“FASB ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for the period from March 31, 2021 (date of inception) to September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one Class A ordinary share (such Class A common stock included in the Units being offered, the “Public Shares”), and one-half a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase three quarters of one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement

On October 29, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 8,175,000 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,175,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A ordinary shares at a price of $11.50 per share.A portion of the proceeds from the Private Placement Warrants will be added to the proceeds from the IPO to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

Note 5 — Related Party Transactions

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs on the Company’s behalf in consideration of 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial shareholders had agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to September 30, 2021, the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

The initial stockholders will agree, subject to limited exceptions, not to transfer, assign or sell any of its Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related Party Loans

On March 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). As of September 30, 2021, there was $92,812 in outstanding borrowings under the promissory note provided by our Sponsor.

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.

Support Services

The Company will pay an affiliate of the Sponsor a fee of approximately $5,000 per month for office space and administrative support services following the consummation of the Proposed Public Offering until the earlier of the consummation of the Business Combination or liquidation.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Units and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A common stock) pursuant to a registration rights agreement to be signed on or before the date of the prospectus for the Proposed Public Offering. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. On October 29, 2021, the underwriters elected to fully exercise the over-allotment option purchasing 1,500,000 Units.

The underwriters were paid an underwriting discount of $0.20 per unit, or $2,300,000 in the aggregate upon the closing of the IPO and exercise of the over-allotment option. Additionally, the underwriters are entitled to $0.35 per unit, or $4,025,000 in the aggregate as a deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

Note 7 – Shareholder’s Equity

Class A Common stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2021, there were no Class A Common stock issued and outstanding.

Class B Common stock—The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2021, there were 2,875,000 Class B common stock outstanding. This number includes an aggregate of up to 375,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriter (see Note 5).

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Proposed Public Offering and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Proposed Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred Stock —The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021, there were no preference shares issued or outstanding.

Note 7 – Shareholder’s Equity (continued)

Warrants

The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants) as follows:

●	in whole and not in part.
●	at a price of $0.01 per warrant.
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the “30-day redemption period”: and
●	if, and only if, the last reported sale price (the “closing price”) of our Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. When the warrants become redeemable by the Company we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws.

None of the private placement warrants will be redeemable by the Company so long as they are held by our sponsor or its permitted transferees.

No fractional Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, we will round down to the nearest whole number of the number of Class A common stock to be issued to the holder. Please see the section entitled “Description of Securities — Warrants — Public Stockholders’ Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Note 7 – Shareholder’s Equity (continued)

The Private Warrants will be identical to the Public Warrants underlying the Units being sold in the Proposed Public Offering, except that the Private Warrants and the shares of Common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of Common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or our recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of Common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Common stock or equity-linked securities.

Note 8—Warrant Liabilities

The Company anticipates accounting for the 8,175,000 Private Placement Warrants as a liability. The Private Placement Warrants include a provision that provides for potential changes to the settlement amounts dependent upon the characteristics of the holder of the warrant. Because the holder of the instrument is not an input into the pricing of a fixed-for-fixed option on equity shares, this provision precludes the warrants from being indexed to the entity’s stock. Accordingly, the Company will classify each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were available to be issued and except as set forth below, has determined that there have been no events that have occurred that would require adjustments to the disclosures of the unaudited condensed financial statements.

Following the closing of the IPO and exercise of over-allotment an amount of $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement was placed in a trust account.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to Lava Medtech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LAVA Medtech Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Lava Medtech Acquisition Corp. was incorporated in Delaware on March 31, 2021. The Company was formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

As of September 30, 2021, the Company had not commenced any operations. All activity through September 30, 2021 relates to the Company’s formation. The Company will generate non-operating income in the form of interest income from the proceeds derived from the IPO placed in the Trust Account (defined below).

For the three months ended September 30, 2021, and for the period March 31, 2021 (inception) through September 30, 2021, we had a net loss of $5,150 and $6,150 respectively which consisted of general and administrative expenses.

Liquidity and Capital Resources

The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 10,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 4.

Offering costs for the IPO amounted to $5,955,330, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $455,330 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 29, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $15,000,000 and incurring additional offering costs of $825,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, no Working Capital Loans were outstanding.

We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, if our estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our Business Combination. Moreover, we may need to obtain additional financing either to complete our Business Combination or because we become obligated to redeem a significant number of our Public Shares upon consummation of our Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

The underwriter is entitled to deferred underwriting commissions of $4,025,000 in the aggregate. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our financial statements may not be comparable to companies that comply with public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of executive compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our IPO or until we are no longer an “emerging growth company,” whichever is earlier.

Critical Accounting Policies

The preparation of unaudited condensed financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our IPO filed with the SEC on October 29, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259983). The registration statement for the Company’s IPO was declared effective on October 26, 2021 On October 29, 2021, Lava Medtech Acquisition Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). he Company consummated the IPO of 10,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000, which is described in Note 4.

Offering costs for the IPO amounted to $5,955,330, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $455,330 of other costs. As described in Note 6, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 29, 2023, subject to the terms of the underwriting agreement.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $15,000,000 and incurring additional offering costs of $825,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit	Incorporation by Reference
1.1	Underwriting Agreement, dated October 26, 2021, by and between the Company and RBC Capital Markets, LLC.	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference.
3.1	Amended and Restated Certificate of Incorporation, filed on October 26, 2021.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference.
4.1	Warrant Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent.	Filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors and the Sponsor.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee.	Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Company and the Sponsor. (1)	Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.4	Private Placement Warrants Purchase Agreement, dated October 26, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.5	Administrative Services Agreement, dated October 26, 2021, by and between the Company and the Sponsor.	Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.6	Indemnity Agreement, dated October 26, 2021, by and between the Company and Anthony Natale.	Filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.7	Indemnity Agreement, dated October 26, 2021, by and between the Company and Gerry Brunk.	Filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.8	Indemnity Agreement, dated October 26, 2021, by and between the Company and Fritz A LaPorte.	Filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.9	Indemnity Agreement, dated October 26, 2021, by and between the Company and Vasco Larcina.	Filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.10	Indemnity Agreement, dated October 26, 2021, by and between the Company and Richard Emmitt.	Filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.11	Indemnity Agreement, dated October 26, 2021, by and between the Company and Daniel Hetu.	Filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.12	Indemnity Agreement, dated October 26, 2021, by and between the Company and Peter van der Velden.	Filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-40965) and incorporated herein by reference
10.13	Amended and Restated Promissory Note, dated September 30, 2021, issued to the Sponsor.	Filed herewith.
10.15	Securities Subscription Agreement, dated March 31, 2021, by and between the Company and the Sponsor.	Filed herewith.
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

Date: December 10, 2021	By:	/s/ Anthony Natale
	Name:	Anthony Natale
	Title:	Chief Executive Officer and Director
(Principal Executive Officer)

Date: December 10, 2021	By:	/s/ Vasco Larcina
	Name:	Vasco Larcina
	Title:	Chief Financial Officer and Director
(Principal Financial and Accounting Officer)