Form 10-K
period 2021-12-31
LAVA Medtech Acquisition Corp.
filed 2022-04-05
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 001-40965

LAVA MEDTECH ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	86-2973712
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

303 Wyman Street, Suite 300

Waltham, MA 02451

(781) 530-3868

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

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

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

Auditor PCAOB ID Number 2468 | Auditor Name: Citrin Cooperman & Company, LLP | Auditor Location: New York, New York,

The registrant’s shares were not listed on any exchange and had no value as of the last business day of the second fiscal quarter of 2021. The registrant’s units, each consisting of one share of Class A common stock, $0.0001 par value, and one-half of one redeemable warrant, began trading on The Nasdaq Global Market on October 27, 2021. Commencing December 17, 2021 holders of the units were permitted to elect to separately trade the shares of Class A common stock and warrants included in the units. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on December 31, 2021, as reported on The Nasdaq Capital Market was 115,920,000.00.

As of April 5, 2022 there were 11,500,000 shares of Class A common stock, par value $0.0001 and 2,875,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

●	we are a blank check company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce the number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack of an established record of revenue, cash flows and experienced management.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Class A common stock” are to our shares of Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are our shares of Class B common stock, par value $0.0001 per share;

●	the “Company” are to LAVA Medtech Acquisition Corp., a Delaware corporation;

●	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

ii

●	“directors” are to our current directors;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to our initial public offering that was consummated on January 26, 2021, pursuant to which we sold 11,500,000 units, at $10,00 per unit, with each unit consisting of one of our public shares and one-third of one of our public warrants;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on October 1, 2021 (File No. 333-259983), as amended

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2021;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to LAVA Medtech Sponsor LP, a Delaware limited partnership;

●	“trust account” are to the trust account in which an amount of $117,875,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our public warrants and private placement warrants; and

●	“we,” “us,” “company” or “our company” are to LAVA Medtech Acquisition Corp., a Delaware corporation.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated in Delaware on March 31, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. As of December 31, 2021, we had not commenced any operations.

Initial Public Offering and Concurrent Private Placement

On October 29, 2021, we consummated our initial public offering of 11,500,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit, generating gross proceeds of $115,000,000. Prior to the closing of our initial public offering, the underwriters for our initial public offering exercised their over-allotment option in full.

Simultaneously with the closing of the initial public offering, we also consummated the sale of 7,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000.

A total of $117,875,000 comprising the proceeds from the initial public offering after offering expenses and a portion of the proceeds of the sale of the private placement units, was placed in the trust account maintained by Continental Stock Transfer & Trust Company, acting as trustee.

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the trust account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that we will be able to successfully effect a Business Combination.

Business Strategy

Our acquisition and value creation strategy is to identify, acquire, and, after our initial business combination, build a company in the public markets that complements the experience and expertise of our management team and of Lumira to build long-term stockholder value. We will also apply the expertise of our management team and sponsor to provide us with a distinctive competitive advantage in sourcing and cultivating high quality targets. Key components of our business strategy include:

●	Focus on white-space opportunity with limited competition: Few healthcare SPACs are exclusively focused on MedTech and we believe we are appropriately-sized to target very promising pre-public companies generally not suitable for competing SPACs, many of which are capitalized at a level we believe limits the pool of emerging, high-growth companies they can acquire at attractive valuations.

●	Utilize proprietary industry knowledge to curate promising targets: We will leverage longstanding, active relationships with company management teams, boards, and investors to identify a shortlist of high-quality potential targets within the MedTech space. We believe our network, reputation and existing target pipeline will enable timely target identification, negotiation and closing.

●	Leverage management experience and full resources of the Lumira platform to build a high-value company: Our broader team possesses a multi-decade track record of investing together to build high-value, category-leading private and public MedTech companies. We will capitalize on their experience to drive stronger operational performance at our target company post-combination.

Acquisition Criteria

Consistent with our strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective target businesses. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter into our initial business combination with a target business that does not meet these criteria and guidelines. We intend to seek to acquire one or more businesses that:

●	Addresses significant unmet clinical needs and/or achieves cost reductions in large and growing markets;

●	Demonstrates early commercial traction, or a clear path to near-term commercial launch;

●	Possesses high gross margin potential;

●	Has highly differentiated competitive advantages with robust intellectual property protection;

●	Is led by a strong, public-ready management team with demonstrated track record of value creation;

●	Is an actionable target with an aligned board and investor syndicate;

●	Articulates compelling use of proceeds and public equity growth capital; and

●	Has multiple catalysts for value creation after de-SPACing combination.

These criteria are not intended to be exhaustive.

Our Acquisition Process

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us. We will also utilize our operational and capital planning experience.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view.

Members of our management team may directly or indirectly own shares of our common stock and/or private placement warrants, and, accordingly, may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity that is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity and in the case of a non-compete restriction, may not present such opportunity to us at all.

Our officers and directors may become an officer or director of another special purpose acquisition company with a class of securities intended to be registered under the Securities Exchange Act of 1934, as amended, or the Exchange Act, even before we have entered into a definitive agreement regarding our initial business combination.

Initial Business Combination

Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our board of directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Additionally, pursuant to Nasdaq rules, any initial business combination must be approved by a majority of our independent directors.

We anticipate structuring our initial business combination so that the post-transaction company in which our public stockholders own shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or stockholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares of Class A common stock in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our initial business combination could own less than a majority of our outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be taken into account for purposes of the 80% fair market value test. If our initial business combination involves more than one target business, the 80% fair market value test will be based on the aggregate value of all of the transactions and we will treat the target businesses together as the initial business combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Notwithstanding the foregoing, if we are not then listed on Nasdaq for whatever reason, these rules will not be applicable to us.

Our amended and restated certificate of incorporation requires the affirmative vote of a majority of our board of directors, which must include a majority of our independent directors to approve our initial business combination (or such other vote as the applicable law or stock exchange rules then in effect may require).

Sourcing of Potential Business Combination Targets

We believe our management team’s significant operating and transaction experience and relationships with companies will provide us with a substantial number of potential business combination targets. Over the course of their careers, the members of our management team have developed a broad network of contacts and corporate relationships around the world. This network has grown through the activities of our management team sourcing, acquiring, financing and selling businesses, our management team’s relationships with sellers, financing sources and target management teams and the experience of our management team in executing transactions under varying economic and financial market conditions.

We believe that the network of contacts and relationships of our management team will provide us with important sources of acquisition opportunities. In addition, we anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment market participants, private equity funds and large business enterprises seeking to divest non-core assets or divisions.

We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination.

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors, or making the acquisition through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent and disinterested directors, will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or in the case of a non-compete restriction, may not present such opportunity to us at all.

Status as a Public Company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares of stock in the target business for shares of our stock or for a combination of shares of our stock and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with stockholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may view our status as a blank check company, such as our lack of an operating history and our ability to seek stockholder approval of any proposed initial business combination, negatively.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of the IPO, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock that is held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th.

Financial Position

With funds available for a business combination initially in the amount of approximately $117,875,000 assuming no redemptions and after payment of up to $4,025,000 of deferred underwriting fees), in each case, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time . We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A common stock, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account.

In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by applicable law or we decide to do so for business or other reasons, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm that is a member of FINRA, or from an independent accounting firm, with respect to the satisfaction of such criteria. We do not currently intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination, although there is no assurance that will be the case. Subject to this requirement, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination solely with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be taken into account for purposes of Nasdaq’s 80% fair market value test. There is no basis for investors in the IPO to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated certificate of incorporation. However, we will seek stockholder approval if it is required by applicable law or stock exchange rule, or we may decide to seek stockholder approval for business or other reasons.

Under Nasdaq’s listing rules, stockholder approval would be required for our initial business combination if, for example:

●	we issue shares of Class A common stock that will be equal to or in excess of 20% of the number of shares of our Class A common stock then outstanding (other than in a public offering);

●	any of our directors, officers or substantial stockholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding common shares or voting power of 1% or more (or 5% or more if the related party involved is classified as such solely because such person is a substantial security holder); or

●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination in those instances in which stockholder approval is not required by applicable law or stock exchange listing requirements will be made by us, solely in our discretion, and will be based on business and legal reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;

●	the expected cost of holding a stockholder vote;

●	the risk that the stockholders would fail to approve the proposed business combination;

●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders

Permitted Purchases of our Securities

In the event we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or any of their affiliates may purchase shares or warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares or warrants such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers, advisors or any of their affiliates determine to make any such purchases at the time of a stockholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares or warrants in such transactions. If they engage in such transactions, they will be restricted from making any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights.

In the event that our sponsor, directors, officers, advisors or any of their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining stockholder approval of our initial business combination or (ii) satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, officers, directors, advisors, and/or any of their affiliates anticipate that they may identify the stockholders with whom our sponsor, officers, directors, advisors or any of their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the stockholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, officers, directors, advisors or their affiliates will be restricted from purchasing shares if such purchases do not comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, officers, directors and/or their affiliates who are affiliated purchasers under Rule 10b-18 under the Exchange Act will be restricted unless such purchases are made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, officers, directors and/or their affiliates will be restricted from making purchases of common stock if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Redemption Rights for Public Stockholders upon Completion of our Initial Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.25 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our initial business combination either: (1) in onnection with a stockholder meeting called to approve the business combination; or (2) by means of a tender offer. The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek stockholder approval under applicable law or stock exchange listing requirement. Asset acquisitions and stock purchases would not typically require stockholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding common stock or seek to amend our amended and restated certificate of incorporation would typically require stockholder approval. If we structure a business combination transaction with a target company in a manner that requires stockholder approval, we will not have discretion as to whether to seek a stockholder vote to approve the proposed business combination. We currently intend to conduct redemptions pursuant to a stockholder vote unless stockholder approval is not required by applicable law or stock exchange listing requirement and we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on Nasdaq, we will be required to comply with such rules.

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

Conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

File tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we and our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase shares of our Class A common stock in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public stockholders not tendering more than a specified number of public shares, which number will be based on the requirement that we may not redeem public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public stockholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete such initial business combination.

If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirement, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and

●	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any stockholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon completion of the initial business combination.

If we seek stockholder approval, unless otherwise required by applicable law, regulation or stock exchange rules, we will complete our initial business combination only if a majority of the outstanding shares of common stock voted are voted in favor of the business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding capital stock of the company representing a majority of the voting power of all outstanding shares of capital stock of the company entitled to vote at such meeting. Our initial stockholders, officers and directors will count towards this quorum and have agreed to vote any founder shares and any public shares held by them in favor of our initial business combination. These quorum and voting thresholds and agreements, may make it more likely that we will consummate our initial business combination. Each public stockholder may elect to redeem its public shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and any public shares held by them in connection with the completion of a business combination.

Our amended and restated certificate of incorporation provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets, after payment of the deferred underwriting commissions, to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (1) cash consideration to be paid to the target or its owners; (2) cash to be transferred to the target for working capital or other general corporate purposes; or (3) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of Class A common stock that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all shares of Class A common stock submitted for redemption will be returned to the holders thereof and we instead may search for an alternative business combination.

Limitation on Redemption upon Completion of our Initial Business Combination if we Seek Stockholder Approval

Notwithstanding the foregoing, if we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to Excess Shares, without our prior consent. We believe this restriction will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem no more than 15% of the shares sold in the IPO, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our stockholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial stockholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver. However, to the extent any such affiliate acquires public shares in the IPO or thereafter through open market purchases, it would be a public stockholder and subject to the 15% limitation in connection with any such redemption right.

Tendering Stock Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents or proxy materials mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two business days prior to the scheduled vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules, the tender offer period will be not less than 20 business days and, in the case of a stockholder vote, a final proxy statement would be mailed to public stockholders at least 10 days prior to the stockholder vote. However, we expect that a draft proxy statement would be made available to such stockholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker a fee of approximately $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the stockholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or two business days prior to the date of the stockholder meeting set forth in our proxy materials, as applicable (unless we elect to allow additional withdrawal rights). Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of the IPO.

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of the IPO to complete our initial business combination. If we have not completed our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of the IPO. However, if our sponsor, officers and directors acquire public, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period. Our sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity, unless we provide our public stockholders with the opportunity to redeem their shares of Class A common stock upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we do not then become subject to the SEC’s “penny stock” rules).

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $2,200,000 of proceeds held outside the trust account, although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the IPO and the sale of the private placement warrants, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be approximately $10.25. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per-share redemption amount received by stockholders will not be substantially less than $10.25. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent auditors) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy its indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by third parties and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.25 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all third parties, service providers (other than our independent auditors), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. We will have access to up to $800,000 from the proceeds of the IPO and the sale of the private placement warrants, with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors. In the event that our offering expenses exceed our estimate of $800,000 we may fund such excess with funds from the funds not to be held in the trust account. In such case, the amount of funds we intend to be held outside the trust account would decrease by a corresponding amount. Conversely, in the event that the offering expenses are less than our estimate of $2,200,000, the amount of funds we intend to be held outside the trust account would increase by a corresponding amount.

Under the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO may be considered a liquidating distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the DGCL intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination within 18 months from the closing of the IPO, is not considered a liquidating distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the DGCL, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidating distribution. If we have not completed our initial business combination within such 18-month period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, subject to lawfully available funds therefor, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following our 18th month from the closing of the IPO and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280, Section 281(b) of the DGCL requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers (other than our independent auditors), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.25 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of the IPO against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.25 per share to our public stockholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover some or all amounts received by our stockholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public stockholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) the completion of our initial business combination, and then only in connection with those public shares that such stockholder properly elected to redeem, subject to the limitations described herein; (ii) the redemption of any public shares properly submitted in connection with a stockholder vote to amend our amended and restated certificate of incorporation (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of the IPO or (B) with respect to any other provision relating to stockholders’ rights or pre-initial business combination activity; and (iii) the redemption of all of our public shares if we have not completed our initial business combination within 18 months from the closing of the IPO, subject to applicable law and as further described herein. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

Competition

In identifying, evaluating and selecting a target business for our business combination, we have encountered and may continue to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses is limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the business combination of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Facilities

Our executive offices are located at 303 Wyman Street, Suite 300 Waltham, MA 02451 and our telephone number is (781) 530-3868. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Human Capital Management

We currently have five (5) officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they devote in any time period varies based on the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

Our units, Class A common stock and warrants are registered under the Exchange Act, and we have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, this report contains financial statements audited and reported on by our independent registered public accountants.

We will provide stockholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with, or reconciled to, GAAP, or IFRS, depending on the circumstances, and the historical financial statements may be required to be audited in accordance with the standards of the PCAOB. These financial statement requirements may limit the pool of potential targets we may conduct an initial business combination with because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. We cannot assure you that any particular target business identified by us as a potential business combination candidate will have financial statements prepared in accordance with GAAP or that the potential target business will be able to prepare its financial statements in accordance with the requirements outlined above. To the extent that these requirements cannot be met, we may not be able to acquire the proposed target business. While this may limit the pool of potential business combination candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-OxleyAct regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our shares of Class A common stock that are held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our shares held by non-affiliates exceeds $700 million as of the prior June 30.

Lumira Ventures

Lumira Ventures was founded in 2007 after its management spun-out from and acquired MDS Capital, a corporate venture capital group established in 1989. Lumira has built a track record as a leading North American healthcare venture capital firm, investing in innovative companies across the healthcare landscape. Lumira is the largest healthcare venture capital firm in Canada (by assets under management and size of team), and one of the most active healthcare investors in the U.S., often in geographies which have not historically been the focus of most healthcare venture capital firms. The firm has one of the industry’s most active MedTech investment teams, with a proven track record of identifying and building emerging sector leaders into high-value public companies and successful M&A acquisition targets for strategic counterparties. Lumira’s MedTech investment team has reviewed approximately 1,200 MedTech companies since 2007 and has backed category leaders to high-multiple exits throughout market cycles. In 2021, with strong support from existing and new investors, the firm raised its newest life sciences fund, Lumira Ventures IV.

We do not have a contractual relationship with Lumira. As a result, Lumira could choose not to provide assistance to us, to provide less assistance than we request or to provide only certain types of assistance. Notwithstanding the lack of a contractual relationship, we believe that Lumira will provide us the various services indicated above for the following reasons. First, the management team of Lumira, as the general partner and manager of Lumira Ventures IV LP (which owns our sponsor and provides our risk capital), has a fiduciary duty to provide support to all of the portfolio companies, including us. Lumira receives a management fee from Lumira Ventures IV LP for these services, as stipulated in Lumira Venture IV LP’s governance documents. As a result, Lumira’s employees have a contractual duty to operate in the best interests of Lumira Venture IV LP and its portfolio companies, including providing consulting and other services to companies in which such fund has invested, including us. Second, the in-house Lumira team regularly assists its portfolio company management teams by providing business, financial, scientific, engineering, intellectual property, regulatory, recruiting and deal making advice and often takes a hands-on approach to helping portfolio companies develop strategic plans and drive stockholder value. This input includes serving on the board of directors of portfolio companies, as is the case with us. Third, in addition to the contractual obligations indicated above, the employees of Lumira have a financial incentive to provide us strategic and operational input to help ensure our success. As is typical with venture funds, the Lumira team has the opportunity to earn an industry-standard share of Lumira Venture IV LP’s financial returns and ultimate success, commonly referred to as carried interest. The full Lumira team is aligned to contribute to our success. Finally, four members of our management team are senior members of the Lumira team. Our President Gerry Brunk and our Executive Vice President, Daniel Hetu, are both co-founders and Managing Directors of Lumira. Our Chief Financial Officer, Vasco Larcina, is Chief Financial Officer of Lumira Ventures. Our director Peter van der Velden is a co-founder and Managing General Partner of Lumira Ventures. Dr. Natale, our Chief Executive Officer and a Director, was previously a partner at MDS Capital, Lumira’s predecessor firm, from 2002 to 2006. Dr. Natale is currently a Managing Partner at Aperture Venture Partners, and has been since 2010. Our management team has a history of working and investing together in private and public healthcare companies. See “Management” for more information.

Lumira’s goal is to partner with entrepreneurs to build companies, from the seed through growth stages, whose products deliver significant improvements in the daily lives of patients worldwide while simultaneously lowering the cost of healthcare delivery. The Lumira team has backed dozens of transformative North America-based healthcare companies that have delivered more than 30 approved therapies for patients, impacting the lives of over 1 billion patients worldwide and generating more than $75 billion in cumulative revenue.

Guided by a senior team of healthcare investment professionals who average over 27 years of industry experience, Lumira’s team has invested in more than 100 healthcare companies via multiple funds and today oversees more than $500 million of assets under management. The firm has an in-house team of 19 investment professionals, back-office personnel and advisors and venture partners located in offices in Toronto, Boston, Montreal and Vancouver. Our Lumira Ventures team includes five partners, two principals, four associates and analysts, five venture partners and senior advisors, and three finance and operations professionals. Together, the Lumira Ventures team has seven PhDs, three MDs, and seven MBAs represented. Investors in its venture funds include sovereign wealth funds, pension plans, asset management firms, foundations, family offices and corporate strategic investors.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management; and

●	the ongoing Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 1, 2021.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 303 Wyman Street, Suite 300 Waltham, MA 02451 and our telephone number is (781) 530-3868. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

To the knowledge of our management team, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our units, Class A common stock and warrants are each traded on the NASDAQ Capital Market under the symbols “LVACU,” “LVAC” and “LVACW, respectively. Our units commenced public trading on October 27, 2021, and our Class A common stock and warrants commenced public trading separately on December 17, 2021.

(b) Holders

On December 31, 2021, there was 1 holders of record of our units, 1 holders of record of our shares of Class A common stock and 2 holders of record of our warrants.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our Board of Directors at such time. In addition, our Board of Directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

Simultaneously with the closing of the IPO, we consummated the sale of 7,500,000 private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, LAVA Medtech Sponsor LP, generating gross proceeds of $7,500,000.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

The registration statement for our IPO was declared effective on October 26, 2021. On October 29, 2021, we consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered at $10.00 per Unit generating gross proceeds of $100,000,000, which is discussed in Note 3. We have selected December 31 as our fiscal year end.

Simultaneously with the closing of the IPO, we consummated the sale of 7,500,000 private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000.

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

Simultaneously with the closing of the IPO, we consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over-allotment Units”), generating additional gross proceeds of $15,000,000 and incurring additional offering costs of $825,000 in underwriting fees all of which is deferred until completion of our Business Combination. Simultaneously with the exercise of the over-allotment, we consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by us meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by us, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans were outstanding.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report.

Overview

Lava Medtech Acquisition Corp. was incorporated in Delaware on March 31, 2021. We were formed for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that we have not yet identified (a “Business Combination”). We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from March 3, 2021 (inception) through December 31, 2021 were organizational activities and those necessary to prepare for the IPO, described below, and since the IPO, the search for a prospective initial Business Combination. We do not expect to generate any operating revenues until after the completion of our initial Business Combination, at the earliest. We expect to generate non-operating income in the form of interest income from the proceeds of the IPO placed in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a Business Combination.

For the year ended December 31, 2021, we had a net income of $17,971,241, which primarily consists of operating expenses of $204,237, change in fair value of warrants of $18,344,700 and accrual of Delaware franchise taxes of $93,223, offset by interest earned on marketable securities held in the Trust Account of $1,980.67.

Liquidity and Capital Resources

The registration statement for our IPO was declared effective on October 26, 2021. On October 29, 2021, we consummated the IPO of 11,500,000 units, including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered at $10.00 per Unit generating gross proceeds of $115,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 7,500,000 private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to our sponsor, LAVA Medtech Sponsor LP, generating gross proceeds of $7,500,000.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in a money market fund that only invests in U.S Treasuries and cash.

For the year ended December 31, 2021, cash used in operating activities was $1,028,439. Net Cash used in investing activities was $117,875,000 and Net cash provided by financing activities was $120,444,670 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2021, we had Investments held in the trust account of $117,876,981. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $1,541,231 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates.

Accounting for Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment and the Private Placement Warrants qualify for liability accounting treatment.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

Net income per Common Stock

Net income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2021, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the trust account, were invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-16 following Item 16, which comprise a portion of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

It should also be noted that the CEO and CFO believe that our disclosure controls and procedures provide a reasonable assurance that they are effective, they do not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and fraud. A control system, no matter how well conceived or operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Controls Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the fiscal year covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Anthony Natale	48	Chief Executive Officer and Director
Richard Emmitt	77	Chairman and Director
Gerry Brunk	53	President and Director
Daniel Hetu	64	Executive Vice President
Vasco Larcina	57	Chief Financial Officer
Peter van der Velden	50	Director
Fritz A. LaPorte	52	Director

The experience of our directors and officers is as follows:

Our management team is led by Dr. Anthony Natale, our Chief Executive Officer and a Director; Richard “Dick” Emmitt, our Chairman and Director; Gerry Brunk, our President and a Director; Dr. Daniel Hétu, our Executive Vice President; and Vasco Larcina, our Chief Financial Officer. Our management team is further supported by our board of directors including Peter van der Velden and Fritz A. LaPorte. Our management team and directors have worked and invested together continuously for approximately 15 years. Anthony “Tony” Natale, MD, MBA, our Chief Executive Officer and a Director, has over 20 years of experience in healthcare venture capital and MedTech entrepreneurship as a physician, inventor, founder, operator, and investor. As a Managing Partner at Aperture Venture Partners since 2010, Dr. Natale focuses on identifying and investing in high-potential MedTech companies. He works alongside entrepreneurs to build out management teams, establish effective corporate governance, and implement successful product development, commercialization, and exit strategies. Prior to Aperture, Dr. Natale was a partner at Prism VentureWorks from 2006 to 2010, and MDS Capital, Lumira’s predecessor firm, from 2002 to 2006, where he made and managed investments in the MedTech sector. He has held pivotal roles at venture-backed healthcare companies throughout his career, including currently as Executive Chairman at ENT Specialty Partners and XII Medical, and previously as co-founder and / or founding investor at MAKO Surgical (IPO, subsequently acquired by Stryker), Avedro (IPO, subsequently acquired by Glaukos), ENTrigue Surgical (acquired by Arthrocare/Smith & Nephew), Xlumena (acquired by Boston Scientific), and Spirox (acquired by Entellus Medical), and as an investor in many additional companies that have had successful exits, including Inspire Medical (NYSE: INSP), Axonics (Nasdaq: AXNX), BioHaven (Nasdaq: BHVN), Otonomy (Nasdaq: OTIC), and Entellus Medical (acquired by Stryker). Dr. Natale currently serves on the board of directors of Venus Concept Inc. (Nasdaq: VERO). Dr. Natale trained in general surgery and otolaryngology/head and neck surgery at the University of Connecticut and Hartford Hospital. He received his BA from the University of Virginia, MD from the University of Florida, and MBA from Yale University.

Richard “Dick” Emmitt, MBA, our Chairman and Director, is widely regarded as one of the most experienced and successful investors in the medical device industry. Mr. Emmitt is a Senior Partner of InnovaHealth Partners, a New York-based private equity firm focused on the MedTech industry. He also is a General Partner and a co-founder in 1988 of The Vertical Group, a New Jersey-based MedTech focused investment firm. Mr. Emmitt’s background includes all stages of private equity, venture capital, and pubic equity markets. Among his former investments and board of director memberships are companies in virtually all major sectors of the MedTech industry: American Medical Systems (acquired by Endo Pharma and now a part of Boston Scientific); ENTrigue Surgical (acquired by Arthrocare/Smith & Nephew); ev3 (acquired by Covidien/Medtronic); Galil Medical (acquired by BTG/Boston Scientific); Lifecell (acquired by KCI); OsteoBiologics (acquired by Smith & Nephew); SciMed Life Systems (acquired by Boston Scientific); Tornier (acquired by Wright Medical); Velocimed (acquired by Saint Jude); Wright Medical (acquired by Stryker); and Xomed Surgical (acquired by Medtronic). Additionally, his investments also include Outset Medical (Nasdaq: OM) and Silk Road Medical (Nasdaq: SILK). Prior to his career as a venture capital and private equity investor, Mr. Emmitt was an investment analyst recognized as one of the leading experts on the health care industry by Institutional Investor Magazine. Mr. Emmitt received a BA in Economics from Bucknell University and an MBA from The Rutgers School of Business.

Gerry Brunk, MBA, our President and a Director, is a Managing Director and Co-head of the MedTech practice at Lumira. With over 28 years of investment, consulting and entrepreneurial experience in the healthcare industry, Mr. Brunk has helped build MedTech and biotech companies at all stages of development. He manages Lumira’s Boston office, which he established when he joined MDS Capital in 2002. Mr. Brunk has been responsible for Lumira’s investments in Bardy Diagnostics (acquired by Hillrom), MAKO Surgical (IPO, subsequently acquired by Stryker), Cardiac Dimensions, Corvia Medical, Endotronix, HistoSonics, KAI Pharmaceuticals (acquired by Amgen), Pharmasset (acquired by Gilead Sciences), Satsuma Pharmaceuticals (Nasdaq: STSA) and Engage Therapeutics (acquired by UCB), among others. Prior to joining Lumira, Mr. Brunk was an entrepreneur in the life sciences sector, founding and serving in a variety of management and board capacities at several venture capital-funded companies. Earlier in his career, he was an engagement manager in The Boston Consulting Group’s healthcare practice, where he advised pharmaceutical and MedTech companies on strategic and operational issues including portfolio management, new product launches, R&D productivity, mergers and acquisitions. Mr. Brunk began his career as a member of the investment banking group of Credit Suisse First Boston where his clients included both public and private healthcare companies. He serves on the Board of Directors of Southeast Life Sciences, the review board of the Ivy Foundation Biomedical Innovation Fund at the University of Virginia, and is a mentor for the Stanford University Biodesign program. He received his BA from the University of Virginia and MBA from Stanford University Graduate School of Business.

Daniel Hetu, MD, MBA, our Executive Vice President, is a Managing Director and Co-head of the MedTech practice at Lumira, and has been since 2007.With over 20 years of investment banking, corporate development, and licensing and investment experience, Dr. Hétu has been involved with life sciences companies at all stages of development in North America and overseas. He manages Lumira’s Montreal office and has invested in and served on the boards of numerous companies, including OpSens Medical (TSX: OPS), U-Systems (acquired by GE Healthcare), Cardiac Dimensions, IMV (TSX: IMV), Resonant Medical (acquired by Elekta) and XyloCor Therapeutics. As an experienced senior executive with expertise in financing and corporate business development, Dr. Hétu previously spent 10 years at Shire Pharmaceuticals and at Biochem Pharma prior to its acquisition by Shire. As Vice President of Business Development (North America) and Vice President of Corporate Development, he led several financing, licensing and M & A transactions in the therapeutics, vaccine, and diagnostics sectors. Prior to joining Biochem Pharma, Dr. Hétu was an investment banker at Burns Fry (now BMO Nesbitt Burns) where he was involved in M&A and financing transactions across various industrial sectors. He received his MD from Université de Sherbrooke and MBA from HEC Montréal.

Vasco Larcina, CPA, CA, our Chief Financial Officer, has over 20 years of senior financial management and audit experience. He is Chief Financial Officer at Lumira where he is responsible for the financial management of the firm and the investment funds it manages, and has been since the firm’s inception in 2007. Mr. Larcina oversees financial and legal operations, ensuring that the appropriate controls are in place to manage the activities of Lumira and its managed funds through the strategic evaluation, development and implementation of financial policies, systems and procedures developed in consideration of external reporting, risk, and governance, as well as, regulatory and tax compliance. Prior to joining Lumira, Mr. Larcina worked as an external auditor with KPMG and has gained internal audit and operational audit experience with Enbridge Gas Distribution, a regulated public utility company, where he provided the internal control input for a major customer information system development project. He received his HBA from the Ivey School of Business at the University of Western Ontario and is a member of the Chartered Professional Accountants of Ontario.

Peter van der Velden, MBA, MSc., one of our Directors, is a venture capital veteran, who for the past 31 years has been involved in building innovative, technology-centric companies from start-up through to expansion. In 2005, he joined MDS Capital as Chief Executive Officer and after restructuring the firm, he led its subsequent buyout from MDS Laboratory Services. Mr. van der Velden has invested in and helped to build MedTech and biotech companies at all stages of development. He joined Lumira in 2007 and is based in Toronto, Canada. Mr. van der Velden is currently Lumira’s Managing General Partner, responsible for the day-to-day operations of the business, fund raising, and human resources. Along with Mr. Brunk, Mr. van der Velden has been responsible for Lumira’s investments in Bardy Diagnostics and HistoSonics. He led or managed the firm’s investments in Alveolus (acquired by Merit Medical), Spinal Kinetics (acquired by Orthofix), Aurinia Pharmaceuticals (Nasdaq: AUPH), Forbius (Acquired by Bristol Myers Squibb). Mr. van der Velden is a frequently solicited lecturer at universities and conferences on themes related to venture capital, innovation and healthcare. He has actively worked with the Canadian Federal and Provincial governments on policy matters related to venture capital and healthcare innovation. In addition to investee company board roles, he has been very active on a wide variety of stakeholder and industry boards and advisory groups, including as, President and Chairman of the Canadian Venture and Private Equity Association. Mr. van der Velden’s past board and advisory roles include: the Ontario Health Innovation Council, the World Health Innovation Network, the SickKids Commercialization Advisory Board, the Office of the Chief Health Innovation Strategist, the Ontario Scale-up Vouchers Program, and Life Sciences Ontario. Prior to joining Lumira, Mr. van der Velden ran a boutique merchant bank (Fusion Capital Partners), was a partner in a buyout partnership (Bedford Partners) and served as Vice President Business Development for a venture capital-backed drug delivery company, Hyal Pharmaceutical Corp. He started his career with Connaught Laboratories, Inc., a Canadian vaccine manufacturer, and from there transitioned to an investing role at Vencap Equities Alberta Ltd., a venture capital firm. Mr. van der Velden received his MBA from the Schulich School of Business and his M.Sc. and B.Sc from Queen’s University. We believe Mr. van der Velden is well qualified to serve as a member of our board of directors due to his extensive strategic, investment and management experience.

Fritz A. LaPorte, one of our Directors, is a Partner at Dovere Advisory Group, LLC, which he co-founded in October 2014 to guide earlier stage, growth companies, primarily operating in the medical devices and healthcare sectors, in creating and sustaining value while concurrently reducing risk. Mr. LaPorte co-founded MAKO Surgical, an orthopedic surgical robotics company, in November 2004, and served as Senior Vice President, Chief Financial Officer, and Treasurer through its IPO and eventual acquisition by Stryker in 2013. Mr. LaPorte subsequently served as Vice President and Chief Financial Officer of Stryker Corporation — Stryker MAKO Business Unit from December 2013 to June 2014 to assist in the integration of MAKO into Stryker. He also sits on the board of directors at Venus Concept Inc. (Nasdaq: VERO), a leading medical aesthetics company, where he also serves as the Compensation Committee Chair and a member of the Audit Committee, and Holy Cross Hospital in Fort Lauderdale, Florida where he also serves as board Chair and a member of the finance committee and governance committee chair. Mr. LaPorte holds a BBA in Accounting from Florida Atlantic University. We believe Mr. LaPorte is well qualified to serve as a member of our board of directors due to his extensive strategic, investment and management experience.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Other than the monthly payment of $5,000 to our sponsor for office space, administrative and support services, none of our executive officers or directors has received any cash (or non-cash) compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of April 5, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
LAVA Medtech Sponsor LP(3)	-	-	2,875,000	100%	20%
LAVA Medtech Manager LLC(3)	-	-	2,875,000	100%	20%
Anthony Natale	-	-	-	-	-
Richard Emmitt	-	-	-	-	-
Gerry Brunk	-	-	-
Daniel Hetu	-	-	-	-	-
Vasco Larcina	-	-	-	-	-
Peter van der Velden	-	-	-	-	-
Fritz A. LaPorte	-	-	-	-	-
All directors and executive officers as a group (7 individuals)	-	-	2,875,000	100%	20%
Other 5% Holders Castle Creek Arbitrage, LLC(4)	600,000	5.2%	-	-	4.2%
Mr. Allan Weine (5)	600,000	5.2%	-	-	4.2%
Beryl Capital Management LLC(6)	998,998	8.7%	-	-	6.9%
Polar Asset Management Partners Inc.(7)	747,554	6.5%	-	-	5.2%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 303 Wyman Street, Suite 300 Waltham, MA 02451.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the section entitled “Description of Securities.”

(3)	LAVA Medtech Sponsor LP, our Sponsor, is the record holder of such shares. LAVA Medtech Manager LLC is the General Partner of LAVA Medtech Sponsor LP. Consequently, LAVA Medtech Manager LLC may be deemed the beneficial owner of the shares held by LAVA Medtech Sponsor LP, as applicable, and share voting and dispositive control over such securities.

(4)	According to a Schedule 13G filed on February 11, 2022, Castle Creek Arbitrage beneficially owns 600,000 shares of our Class A common stock. The business address of Castle Creek Arbitrage, LLC is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(5)	According to a Schedule 13G filed on February 11, 2022, Castle Creek Arbitrage beneficially owns 600,000 shares of our Class A common stock. Mr. Allan Weine is a managing member of Castle Creek Arbitrage and accordingly may be deemed to beneficially own the shares. The business address of Mr. Weine and Castle Creek Arbitrage, LLC is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

(6)	According to a Schedule 13G/A filed on February 11, 2022, Beryl Capital Management LLC beneficially owns 998,998 shares of our Class A common stock. The business address of Beryl Capital Management LLC is 611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(7)	According to a Schedule 14G filed on February 9, 2022, Polar Asset Management Partners Inc. beneficially owns 747,554 shares of our Class A common stock. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

Item 13. Certain Relationships and Related Transactions, and Director Independence

In March 2021, our sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs on our behalf in consideration of 2,875,000 founder shares. As such, our initial stockholders will collectively own 20% of our outstanding shares of common stock after the IPO (assuming they do not purchase any units in the IPO) and will have the right to elect all of our directors prior to our initial business combination. Up to 375,000 founder shares are subject to forfeiture by our sponsor depending on the extent to which the underwriters’ over-allotment option is exercised.

Our sponsor has committed, pursuant to a written agreement, to purchase an aggregate of 7,500,000 (or 8,175,000 if the underwriters’ over-allotment option is exercised in full) private placement warrants for a purchase price of $1.00 per warrant in a private placement that will occur simultaneously with the closing of the IPO. As such, our sponsor’s interest in this transaction is valued at between $7,500,000 and $8,175,000 depending on the number of private placement warrants purchased. Each private placement warrant entitles the holder to purchase one share of our Class A common stock at a price of $11.50 per share, subject to adjustment as provided herein. The private placement warrants (including the Class A common stock issuable upon exercise of the private placement warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

As more fully discussed in our final prospectus under the heading “Management — Conflicts of Interest,” if any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us or in the case of a non-compete restriction, may not present such opportunity to us at all. All of our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

We have entered into an agreement with an affiliate of our sponsor, pursuant to which we will pay a total of $5,000 per month for office space, administrative and support services to such affiliate. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees. Accordingly, in the event the consummation of our initial business combination takes the maximum 18 months, our sponsor will be paid a total of $90,000 ($5,000 per month) for office space, administrative and support services and will be entitled to be reimbursed for any out-of-pocket expenses.

We may pay our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, a finder’s fee, consulting fee or other compensation in connection with identifying, investigating and completing our initial business combination, which may be paid from the proceeds held in the trust account upon consummation of an initial business combination. Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any reasonable out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations.

Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, directors or our or any of their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of reasonable out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the closing of the IPO, our sponsor has loaned us up to $300,000 to be used for a portion of the expenses related to the organization of our company and the IPO. As of June 30, 2021, there was $54,363 in outstanding borrowings under the promissory note provided by our sponsor. This loan is non-interest bearing, unsecured and due at the earlier of December 31, 2021 and the closing of the IPO. This loan will be repaid upon the completion of the IPO out of the $2,200,000 of offering proceeds that has been allocated for the payment of offering expenses (other than underwriting commissions) not held in the trust account.

In addition, in order to fund working capital deficiencies or to finance transaction costs in connection with an intended initial business combination, our sponsor, an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete our initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. Otherwise, such loans may be repaid only out of funds held outside the trust account. In the event that our initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used to repay such loaned amounts. Up to $2,000,000 of such loans may be convertible into warrants of the post business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants issued to our sponsor. The terms of such loans, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement warrants and warrants issued upon conversion of working capital loans (if any), which is described in the registration statement for our initial offering.

Related Person Transaction Policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

Prior to the consummation of the IPO, we will adopt a written policy relating to the approval of related person transactions. A “related person transaction” is a transaction or arrangement or series of transactions or arrangements in which we participate (whether or not we are a party) and a related person has a direct or indirect material interest in such transaction. Our audit committee will review and approve or ratify all relationships and related person transactions between us and (i) our directors or executive officers, (ii) any 5% record or beneficial owner of our common stock or (iii) any immediate family member of any person specified in (i) and (ii) above. The audit committee will review all related person transactions and, where the audit committee determines that such transactions are in our best interests, approve such transactions in advance of such transaction being given effect.

In the course of its review and approval or ratification of a related party transaction, the audit committee will, in its judgment, consider in light of the relevant facts and circumstances whether the transaction is, or is not inconsistent with, our best interests, including consideration of various factors enumerated in the policy.

Any member of the audit committee who is a related person with respect to a transaction under review will not be permitted to participate in the discussions or approval or ratification of the transaction. Our policy also includes certain exceptions for transactions that need not be reported and provides the audit committee with the discretion to pre-approve certain transactions.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We have three “independent directors” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee is entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14. Principal Accounting Fees and Services

The firm of Citrin Cooperman & Company, LLP, or Citrin, acted as our independent registered public accounting firm during the period March 31, 2021 (inception) through December 31, 2021. The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees

Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees billed by Citrin for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period March 31, 2021 (inception) through December 31, 2021 totaled $49,668. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees

Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Citrin for consultations concerning financial accounting and reporting standards during the period March 31, 2021 (inception) through December 31, 2021.

Tax Fees

We did not pay Citrin for tax planning and tax advice for the period March 31, 2021 (inception) through December 31, 2021.

All Other Fees

We did not pay Citrin for other services for the period March 31, 2021 (inception) through December 31, 2021.

PART IV

Item 15. Exhibits and Financial Statement Schedules

1.	Financial Statements

(a)	The following are filed with this report:

2.	Financial statement schedules

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.	Exhibits

The exhibits listed below are filed as part of or incorporated by reference into this Annual Report on Form 10-K.

Item 16. Form 10–K Summary

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of LAVA Medtech Acquisition Corp.

Opinion on the Financial Statement

We have audited the accompanying balance sheet of LAVA Medtech Acquisition Corp. (the “Company”) as of December 31, 2021, statements of operations, changes in stockholders’ deficit and cash flows for the period from March 31, 2021 (inception) to December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021.

New York, New York

April 5, 2022

LAVA MEDTECH ACQUISITION CORP.

BALANCE SHEET

DECEMBER 31, 2021

ASSETS
CURRENT ASSETS
Cash	$1,541,231
Prepaid expenses and other assets	658,308
Total current assets	2,199,539

Prepaid expenses-non current	202,948
Deferred tax asset, net	19,152
Investments held in Trust Account	117,876,981
TOTAL ASSETS	$120,298,620

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$27,011
Franchise tax payable	93,223
Total current liabilities	120,234

Due to affiliate	10,000
Derivative warrant liabilities	4,741,500
Deferred underwriting fee payable	4,025,000
Total liabilities	8,896,734

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.25 per share.	117,875,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 11,500,000 shares subject to possible redemption)	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	287
Additional paid-in capital	-
Accumulated deficit	(6,473,401)

Total stockholders’ deficit	(6,473,114)

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$120,298,620

The accompanying notes are an integral part of these financial statements

LAVA MEDTECH ACQUISITION CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

OPERATING EXPENSES
General and administrative	$204,237
Franchise tax expense	93,223
Income from operations	297,460

OTHER INCOME (EXPENSE)
Change in fair value of derivative warrants liabilities	18,344,700
Interest income on investments held in Trust Account	2,023
Offering costs allocated to derivative warrants liabilities issuance	(97,174)
Other income, net	18,249,549

INCOME BEFORE INCOME TAX BENEFIT	17,952,089

Income tax benefit	(19,152)

NET INCOME	$17,971,241

Weighted average shares outstanding of Redeemable Class A common stock	2,634,545

Basic and diluted net income per share, Redeemable Class A common stock	$9.33

Weighted average shares outstanding of Class B common stock	2,875,000

Basic and diluted net income per share, Class B common stock	$3.26

The accompanying notes are an integral part of these financial statements

LAVA MEDTECH ACQUISITION CORP.

STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, March 31, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to Sponsor	-	-	2,875,000	287	24,713	-	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)					6,434,532	-	6,434,532

Private Placement Warrant adjustment to record warrant at initial fair value at issuance date	-	-			-	(14,911,200)	(14,911,200)

Accretion for redeemable Class A Common stock to redemption value	-	-			(6,459,245)	(9,533,442)	(15,992,687)

Net income	-	-			-	17,971,241	17,971,241

Balance, December 31, 2021	-	$-	2,875,000	$287	$-	$(6,473,401)	$(6,473,114)

The accompanying notes are an integral part of these financial statements

LAVA MEDTECH ACQUISITION CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH DECEMBER 31, 2021

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$17,971,241
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,981)
Change in fair value of derivative warrants liabilities	(18,344,700)
Offering costs allocated to derivative warrants liabilities issuance	97,174
Deferred tax benefit	(19,152)

Changes in operating assets and liabilities:
Prepaid expenses and other assets	(861,256)
Due to affiliate	10,000
Accounts payable	27,012
Franchise tax payable	93,223
Net cash used in operating activities	(1,028,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash deposited to Trust Account	(117,875,000)
Net cash used in investing activities	(117,875,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriter’s discount	112,700,000
Proceeds from sponsor loan	96,138
Repayments of sponsor loan	(96,138)
Proceeds from sale of private placement units	8,175,000
Proceeds from issuance of Class B common stock to Sponsor	25,000
Payment of offering costs	(455,330)
Net cash provided by financing activities	120,444,670

NET CHANGE IN CASH	1,541,231

CASH, BEGINNING OF PERIOD	-

CASH, END OF PERIOD	$1,541,231

Supplemental disclosures of noncash financing activities:
Initial classification of warrant liability	$23,086,200
Initial value of Class A common stock subject to possible redemption	$117,875,000
Deferred underwriting commissions payable	$4,025,000
Accretion for redeemable Class A common stock to redemption value	$15,992,687

The accompanying notes are an integral part of these financial statements

LAVA MEDTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2021

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

As of December 31, 2021, the Company had not commenced any operations. All activity through December 31, 2021 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $115,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option, generating additional gross proceeds of $15,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 private placement warrants at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $7,500,000. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000. See Note 4 for details.

Offering costs for the IPO amounted to $6,325,000, consisting of $2,300,000 of underwriting fees, $4,025,000 deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $455,330 of other costs. As described in Note 6, the $4,025,000 deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 29, 2023, subject to the terms of the underwriting agreement.

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata interest then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

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

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rule. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, the Certificate of Incorporation provides that a Public Stockholder, together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% or more of the Class A common stock sold in the Initial Public Offering, without the Company’s prior consent.

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

If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The Initial Stockholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Stockholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.25 per shares held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Risks and Uncertainties

In February 2022, Russia commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID-19 pandemic and the Company concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of December 31, 2021, the Company had $1,541,231 in its operating bank account and working capital of $2,079,305. As of December 31, 2021, approximately $1,980 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Prior to the completion of the IPO, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its IPO at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. Accordingly, management has since re-evaluated the Company’s liquidity and financial condition and determined that sufficient capital exists to sustain operations for at least one year from the date that the financial statement was issued, and therefore substantial doubt has been alleviated.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an emerging growth company as defined in Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), which exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised, and it has different application dates for public or private companies, as an emerging growth company the Company can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Investments Held in Trust Account

At December 31, 2021, all of the assets held in the Trust Account were invested in a money markets fund that only invests in U.S treasuries and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $6,780,330. Of this amount, $6,683,156 was charged to stockholders’ deficit upon the completion of the IPO and $97,174 was expensed due to allocating certain offering costs to the warrant liability. The allocation was based on relative value at the date of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At December 31, 2021, the Company has not experienced losses on these account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes” (“ASC 740”), which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Current income taxes are based on the year’s income taxable for federal and state income tax reporting purposes. Total tax provision may differ from the statutory tax rates applied to income before provision for income taxes due principally to expenses charged which are not tax deductible.

The total benefit for income taxes is comprised of the following:

December 31, 2021
Current expense	$-
Deferred benefit	62,042
Change in valuation allowance	(42,890)

Total income tax benefit	$19,152

The net deferred tax assets and liabilities in the accompanying balance sheet included the following components:

December 31, 2021
Deferred tax assets	$62,042
Deferred tax liabilities	-
Valuation allowance for deferred tax assets	(42,890)

Net deferred tax assets	$19,152

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax assets, projected future taxable income and tax planning strategies in making this assessment. At the period ended December 31, 2021, the valuation allowance was $40,790.

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows

December 31, 2021
Statutory federal income tax rate	21.0%
State taxes, net of federal tax benefit	0.0%
Valuation allowance	-27.5%
Income tax benefit	-6.5%

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ equity. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)
Class A common stock issuance costs	(6,217,687)
Plus: Accretion of carrying value to redemption value	15,992,687
Class A common stock subject to possible redemption	$117,875,000

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants (see Note 4) to purchase 8,175,000 Common Stock at $11.50 per share were issued on October 29, 2021. At December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 12,487,500 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the period ended December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of stock.

	For the period from March 31, 2021 (inception) through December 31, 2021
	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income, including accretion of temporary equity	$8,593,459	$9,377,782
Net loss including accretion of temporary equity to redemption value	15,992,687	-
Net income	$24,586,146	$9,377,782
Denominator:
Weighted average shares outstanding	2,634,545	2,875,000

Basic and dilution net income per share	$9.33	$3.26

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the instruments are free standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment and the Private Placement Warrants qualify for liability accounting treatment.

Stock Compensation Expense

The Company accounts for stock-based compensation expense in accordance with ASC 718, “Compensation – Stock Compensation” (“ASC 718”) under which stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date and recognized over the requisite service period. To the extent a stock-based award is subject to a performance condition, the amount of expense recorded in a given period, if any, reflects an assessment of the probability of achieving such performance condition, with compensation recognized once the event is deemed probable to occur. Forfeitures are recognized as incurred.

The fair value of the 60,000 Founder Shares sold to certain independent directors as of October 14, 2021, was $362,673, or $6.04 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Management believes that the occurrence of the performance condition is not probable; therefore, no stock-based compensation expense has been recognized during the period from March 31, 2021 (inception) through December 31, 2021.

Recent Accounting Pronouncements

In August 2020, FASB issued Accounting Standard Update (“ASU”) No. 2020-06, Debt -Debt with Conversion and Other Options (Subtopic 470 20) and Derivatives and Hedging -Contracts in Entity’s Own Equity (Subtopic 815 40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for convertible instruments by removing major separation models required under current U.S. GAAP. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it also simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 12, 2021, with no impact upon adoption. The Company’s management does not believe that any other recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s financial statements.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Note 3 — Initial Public Offering

Pursuant to the IPO, the Company sold 11,500,000 Units at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock (such Class A common stock included in the Units being offered, the “Public Shares”), and one-half a redeemable warrant (each, a “Public Warrant”). Each Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

Note 4 — Private Placement Warrants

On October 29, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 8,175,000 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,175,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO which was held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

Note 5 — Related-Party Transactions

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs on the Company’s behalf in consideration of 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders had agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to December 31, 2021, the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

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

Related-Party Loans

On March 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). Any amounts drawn via this loan have been fully paid off.

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021, no Working Capital Loans were outstanding.

Support Services

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, secretarial and administrative services. As of December 31, 2021, $10,000 has been accrued under this arrangement since the IPO.

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

The underwriters were paid an underwriting discount of $0.20 per unit, or $2,300,000 in the aggregate upon the closing of the IPO and exercise of the over-allotment option. Additionally, the underwriters are entitled to $0.35 per unit, or $4,025,000 in the aggregate as a deferred underwriting commission. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely if the Company completes a Business Combination, subject to the terms of the underwriting agreement. A portion of the deferred underwriting commission may be allocated to third parties at the discretion of the Sponsor.

Note 7 — Stockholders’ Equity

Class A Common stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2021, there were no Class A Common stock issued and outstanding.

Class B Common stock— The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2021, there were 2,875,000 Class B common stock outstanding, none of which are subject to forfeiture.

Holders of Class A common stock and Class B common stock will vote together as a single class on all other matters submitted to a vote of stockholders except as required by law.

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of the initial Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the IPO and related to the closing of the initial Business Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the IPO plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with the initial Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent warrants issued to the Sponsor or its affiliates upon conversion of loans made to the Company). Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment as provided above, at any time.

Preferred Stock —The Company is authorized to issue 1,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2021, there were no preference shares issued or outstanding.

Public Warrants - The Public Warrants will become exercisable 30 days after the completion of a Business Combination. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the shares of Common stock issuable upon exercise of the warrants and a current prospectus relating to such shares of Common stock. Notwithstanding the foregoing, if a registration statement covering the shares of Common stock issuable upon exercise of the Public Warrants is not effective within a specified period following the consummation of a Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants) as follows:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period;” and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments”) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. When the warrants become redeemable by us, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

None of the private placement warrants will be redeemable by the Company so long as they are held by the Company’s sponsor or its permitted transferees.

No fractional Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A common stock to be issued to the holder. Please see the section entitled “Description of Securities — Warrants — Public Stockholders’ Warrants” for additional information.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Private Warrants - The Private Warrants will be identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of Common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

The exercise price and number of shares of Common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

In addition, if the Company issues additional shares of Common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of Common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Company’s Common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Common stock or equity-linked securities.

Note 8 — Fair Value Measurements

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to  minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1: Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2: Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3: Unobservable inputs based on the Company’s assessment of the assumptions that market participants would use in pricing the asset or liability.

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurements and performs an analysis of the assets and liabilities at each reporting period end. At December 31, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,876,981	$117,876,981	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	4,741,500	-	-	4,741,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statement of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on industry historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company recognized $23,086,200 for the derivative warrant liabilities upon their issuance on October 29, 2021. The Sponsor paid an aggregate of $8,175,000 for Private Placement Warrants with an initial aggregate fair value of $23,086,200. The difference between the purchase price and the initial fair value on the Private Placement closing date of $14,911,200 was described as a Private Placement Warrant adjustment to record warrant at initial fair value at issuance date and recorded against accumulated deficit.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements :

	At October 29, 2021	At December 31, 2021
Stock Price	$10.00	$9.85
Exercise Price	11.50	11.50
Term (years)	6	5.83
Selected Volatility	40%	10%
Risk Free Rate	1.31%	1.34%
Dividend Yield	0.00%	0.00%

At December 31 2021, the fair value of the Private Placement Warrants was $0.58.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of October 29, 2021 (IPO)	$23,086,200
Change in fair value	(18,344,700)
Fair value as of December 31, 2021	4,741,500

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period March 31, 2021 (inception) through December 31, 2021

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the financial statements were to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 26, 2021, by and among RBC Capital Markets, LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities*
10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration Rights Agreement, dated October 26, 2021, by and between the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated October 26, 2021, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 26, 2021 by and between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated October 26, 202x1, by and between the Company and Anthony Natale (1)
10.7	Indemnity Agreement, dated October 26, 2021, by and between the Company and Gerry Brunk (1)
10.8	Indemnity Agreement, dated October 26, 2021, by and between the Company and Fritz A. LaPorte (1)
10.9	Indemnity Agreement, dated October 26, 2021, by and between the Company and Vasco Larcina (1)
10.10	Indemnity Agreement, dated October 26, 2021, by and between the Company and Richard Emmitt (1)
10.11	Indemnity Agreement, dated October 26, 2021, by and between the Company and Daniel Hetu (1)
10.12	Indemnity Agreement, dated October 26, 2021, by and between the Company and Peter van der Velden(1)
14.1	Code of Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to our Form 8-K, filed with the SEC on November 1, 2021.

(2)	Incorporated by reference to our Form S-1, filed with the SEC on October 1, 2021.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

By:	/s/ Anthony Natale
Anthony Natale Chief Executive Officer

By:	/s/ Vasco Larcina
Vasco Larcina Chief Financial Officer

Date: April 5, 2022

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Natale Anthony Natale	Chief Executive Officer (Principal Executive Officer)	April 5, 2022

/s/ Vasco Larcina Vasco Larcina	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 5, 2022

/s/ Richard Emmitt Richard Emmitt	Chairman and Director	April 5, 2022

/s/ Gerry Brunk Gerry Brunk	President and Director	April 5, 2022

/s/ Peter van der Velden Peter van der Velden	Director	April 5, 2022

/s/ Fritz LaPorte Fritz LaPorte	Director	April 5, 2022