Form 10-Q
period 2022-03-31
LAVA Medtech Acquisition Corp.
filed 2022-05-16
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

N/A

 Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	LVACU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	LVAC	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one Class A ordinary share for $11.50 per share	LVACW	The Nasdaq Stock Market LLC

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒ No ☐

As of May 16, 2022 there were 11,500,000 shares of Class A common stock, par value $0.0001 and 2,875,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.

LAVA MEDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements	1

	Condensed Balance Sheets as of March 31, 2022 Unaudited and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022, and for the period March 31, 2021 (inception)	2

	Unaudited Condensed Statement of Changes in Stockholder’s Equity for the three months ended March 31, 2022, and for the period March 31, 2021 (inception)	3

	Unaudited Condensed Statement of Cash Flows for the three months ended March 31, 2022, and for the period March 31, 2021 (inception)	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Control and Procedures	19

PART II – OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

PART III –SIGNATURES		22

i

Item 1. Financial Statements

LAVA MEDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1,333,758	$1,541,231
Prepaid expenses and other current assets	539,508	658,308
Total current assets	1,873,266	2,199,539

Prepaid expenses-non current	202,948	202,948
Deferred tax asset	28,240	19,152
Investments held in Trust Account	117,888,851	117,876,981
TOTAL ASSETS	$119,993,305	$120,298,620

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$184,281	$27,011
Franchise tax payable	50,000	93,223
Total current liabilities	234,281	120,234

Due to affiliate	25,000	10,000
Derivative warrant liabilities	3,188,250	4,741,500
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	$7,472,531	$8,896,734

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.25 per shares.	117,875,000	117,875,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 11,500,000 shares subject to possible redemption)	-	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	287
Additional paid-in capital	-	-
Accumulated deficit	(5,354,513)	(6,473,401)

Total stockholders’ deficit	(5,354,226)	(6,473,114)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$119,993,305	$120,298,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended March 31, 2022	For the period March 31, 2021
OPERATING EXPENSES
General and administrative	$400,173	$1,000
Franchise tax expense	55,184	-
Loss from operations	455,357	1,000

OTHER INCOME
Change in fair value of derivative warrant liabilities	1,553,250	-
Unrealized gain on investments held in Trust Account	11,907	-
Total other income	1,565,157	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,109,800	(1,000)
Income tax benefit	(9,088)	-

NET INCOME (LOSS)	$1,118,888	$(1,000)

Weighted average shares outstanding of Redeemable Class A common stock	11,500,000	-

Basic and diluted net income per share, Redeemable Class A common stock	$0.08	-

Weighted average shares outstanding of Class B common stock	2,875,000	2,875,000

Basic and diluted net income (loss) per share, Class B common stock	$0.08	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2021	-	$-	2,875,000	$287	$-	$(6,473,401)	(6,473,114)
Net income						1,118,888	1,118,888
Balance, March 31, 2022	-	$-	2,875,000	$287	-	$(5,354,513)	(5,354,226)

FOR THE PERIOD MARCH 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, March 31, 2021 (inception)	-	$-		$-	$-	$-	$-
Net loss						(1,000)	(1,000)
Balance, March 31, 2021 (inception)		$-		$-	$-	$(1,000)	$(1,000)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended March 31, 2022	For the period of March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,118,888	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Unrealized gain on investments held in Trust Account	(11,870)	-
Change in fair value of derivative warrant liabilities	(1,553,250)
Deferred tax benefit	(9,088)
Changes in operating assets and liabilities:		-
Due to affiliate	15,000	-
Prepaid expenses and other current assets	118,800	-
Accounts payable	157,270	1,000
Franchise tax payable	(43,223)	-
Net cash flows used in operating activities	(207,473)	-

NET CHANGE IN CASH	(207,473)	-

CASH, BEGINNING OF PERIOD	1,541,231	-

CASH, END OF PERIOD	$1,333,758	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

Note 1 — Description of Organization and Business Operations

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

As of March 31, 2022, the Company had not commenced any operations. All activity through March 31, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of unrealized gains earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $115,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders of the outstanding Public Shares (the “Public Stockholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a stockholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek stockholder approval of a Business Combination or conduct a tender offer will be made by the Company. The Public Stockholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.25 per Public Share, plus any pro rata gain then in the Trust Account, net of taxes payable). There will be no redemption rights with respect to the Company’s warrants.

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

If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including unrealized gains on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

In March 2020, the World Health Organization declared the outbreak of a novel coronavirus (“COVID-19”) as a pandemic which continues to spread throughout the United States and the world. As of the date the financial statements were issued, there is considerable uncertainty around the expected duration of this pandemic. Management continues to evaluate the impact of the COVID- 19 pandemic and the Company concluded that while it is reasonably possible that COVID-19 could have a negative effect on identifying a target company for a Business Combination, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of March 31, 2022, the Company had $1,333,758 in its operating bank account and working capital of $1,638,985. As of March 31, 2022, approximately $11,907 of the amount on deposit in the Trust Account represented unrealized gains, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company's officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company's working capital needs. Accordingly, the Company may not be able to obtain additional financing.

If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses. The Company cannot provide any assurance that new financing will be available to it on commercially acceptable terms, if at all. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K and the final prospectus filed by the Company with the SEC on April 5, 2022 and November 29, 2021, respectively. The interim results for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Significant estimates in these financial statements include those related to the fair value of the Private Warrants. Making estimates requires management to exercise significant judgment. Such estimates may be subject to change as more current information becomes available and accordingly the actual results could differ significantly from those estimates. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Actual results could differ from those estimates.

Investments Held in Trust Account

At March 31, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money markets fund that only invests in U.S. treasuries and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in unrealized gain on investments held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At March 31, 2022, the Company has not experienced losses on these account and management believes the Company is not exposed to significant risks on such account.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The total benefit for income taxes is comprised of the following:

	March 31,	December 31,
	2022	2021
Current expense	$-	$-
Deferred benefit	93,124	62,042
Change in valuation allowance	(84,036)	(42,890)

Total income tax benefit	$9,088	$19,152

The net deferred tax assets and liabilities in the accompanying balance sheet included the following components:

	March 31,	December 31,
	2022	2021
Deferred tax assets	$155,166	$62,042
Deferred tax liabilities	-	-
Valuation allowance for deferred tax assets	(126,926)	(42,890)

Net deferred tax assets	$28,240	$19,152

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

A reconciliation of the statutory federal income tax rate (benefit) to the Company’s effective tax rate is as follows:

	March 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.00%	21.00%
State taxes, net of federal tax benefit	0.00%	0.00%
Valuation allowance	-22.00%	-27.50%
Income tax benefit	-1.00%	-6.50%

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheet.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At March 31, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)
Class A common stock issuance costs	(6,217,687)
Plus: Accretion of carrying value to redemption value	15,992,687
Class A common stock subject to possible redemption	$117,875,000

Net Income per Common Stock

The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants (see Note 4) to purchase 8,175,000 Common Stock at $11.50 per share were issued on October 29, 2021. At March 31, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 12,487,500 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended March 31, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income per common stock is the same as basic net income per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of stock.

	For the three months ended March 31, 2022
	Class A Common Stock	Class B Common Stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$895,110	$223,778
Denominator:
Weighted average shares outstanding	11,500,000	2,875,000
Basic and dilution net income per share	$0.08	$0.08

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

The fair value of the 60,000 Founder Shares sold to certain independent directors as of October 14, 2021, was $362,673, or $6.04 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Management believes that the occurrence of the performance condition is not probable; therefore, no stock-based compensation expense has been recognized during the period from March 31, 2021 (inception) through March 31, 2022.

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

Note 4 — Private Placement Warrants

On October 29, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 8,175,000 Private Placement Warrants in a private placement transaction at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,175,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO which is being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

Note 5 — Related-Party Transactions

Founder Shares

On March 31, 2021, the Sponsor paid $25,000, or approximately $0.009 per share, to cover certain offering costs on the Company’s behalf in consideration of 2,875,000 shares (the “Founder Shares”) of the Company’s Class B common stock, par value $0.0001 (“Class B common stock”). The Founder Shares will automatically convert into shares of Class A common stock at the time of the Company’s initial Business Combination and are subject to certain transfer restrictions, as described in Note 7. Holders of Founder Shares may also elect to convert their shares of Class B common stock into an equal number of shares of Class A common stock, subject to adjustment, at any time. The initial stockholders had agreed to forfeit up to 375,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters. Subsequent to December 31, 2021, since the underwriters exercised the over-allotment option in full, the Sponsor did not forfeit any Founder Shares.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last sale price of the Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property.

Related-Party Loans

On March 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). Any amounts drawn via this loan have been fully paid off and the Note has been cancelled.

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to affiliate

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, secretarial and administrative services. As of March 31, 2022 and December 31, 2021, $25,000 and $10,000 respectively has been accrued under this arrangement.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A common stock) pursuant to a registration rights agreement dated October 26, 2021. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company has granted the underwriters a 45-day option from the date of the IPO to purchase up to 1,500,000 additional Units to cover over-allotments, if any, at the Proposed Public Offering price less the underwriting discounts and commissions. On October 29, 2021, the underwriters elected to fully exercise the over-allotment option and purchased 1,500,000 Units.

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

Note 7 — Stockholders’ Equity (Deficit)

Class A Common stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of March 31, 2022, and December 31, 2021 there were no Class A Common stock issued and outstanding, excluding the 11,500,000 of Class A common stock subject to possible redemption.

Class B Common stock— The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 2,875,000 Class B common stock outstanding, none of which are subject to forfeiture.

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

Preferred Stock —The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

The Company will not redeem the warrants as described above unless an effective registration statement under the Securities Act covering the Class A common stock issuable upon exercise of the warrants is effective and a current prospectus relating to those Class A common stock is available throughout the 30-day redemption period. When the warrants become redeemable by the Company, the Company may exercise its redemption right even if the Company is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

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

The exercise price and number of shares of Common stock issuable on exercise of the warrants may be adjusted in certain circumstances including in the event of a stock dividend, extraordinary dividend or the Company’s recapitalization, reorganization, merger or consolidation. However, the warrants will not be adjusted for issuances of shares of Common stock at a price below their respective exercise prices. Additionally, in no event will the Company be required to net cash settle the warrants. If the Company is unable to complete a Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurements and performs an analysis of the assets and liabilities at each reporting period end. At March 31, 2022 and December 31, 2021, the assets held in the Trust Account were held in money market funds. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	March 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,888,851	$117,888,851	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$3,188,250	$-	$-	3,188,250

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,876,981	$117,876,851	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$4,741,500	$-	$-	$4,741,500

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	December 31,	March 31,
	2021	2022
Stock Price	$9.85	$9.98
Exercise Price	11.5	11.5
Term (years)	5.83	5.83
Selected Volatility	10%	5.9%
Risk Free Rate	1.34%	2.38%
Dividend Yield	0.00%	0.00%

At March 31, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was $0.39 and $0.58, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of December 31, 2021	$4,741,500
Change in fair value	(1,553,250)
Fair value as of March 31, 2022	$3,188,250

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through March 31, 2022.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021, and any of the risks described in our Annual Report on Form 10-K for the year ended on December 31, 2021, filed with the SEC on April 5, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Lava Medtech Acquisition Corp. was incorporated in Delaware on March 31, 2021. The Company was formed for the purpose of entering into a merger, stock exchange, asset acquisition, stock purchase, reorganization or other similar business transaction with one or more businesses that the Company has not yet identified (a “Business Combination”).

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to complete a Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through March 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of unrealized gain on investment held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2022, we had a net income of $1,111,888 which consisted of operating expenses of $455,357, change in fair value of warrants of $1,553,250 and unrealized gain on investment held in trust account of $11,907.

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

For the year ended March 31, 2022, cash used in operating activities was $207,473.

At March 31, 2022, we had investments held in the trust account of $117,888,851. We intend to use substantially all of the funds held in the trust account, including any amounts representing unrealized gain on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $1,333,758 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income per Common Stock

Net income per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At March 31, 2022, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended March 31, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021 (the “Final Prospectus”) and any of the risks described in our Annual Report on Form 10-K for the year ended on December 31, 2021, filed with the SEC on April 5, 2022 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Final Prospectus or the Annual Report.

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

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter’s election to fully exercise its over-allotment option (“Over- allotment Units”), generating additional gross proceeds of $15,000,000 and incurring additional offering costs of $825,000 in underwriting fees all of which is deferred until completion of the Company’s Business Combination. Simultaneously with the exercise of the over-allotment, the Company consummated the private placement of an additional 675,000 Private Placement Warrants to the Sponsor, generating gross proceeds of $675,000.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith

**	Furnished herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

Date: May 16, 2022	By:	/s/ Anthony Natale
	Name:	Anthony Natale
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 16, 2022	By:	/s/ Vasco Larcina
	Name:	Vasco Larcina
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)