Form 10-Q
period 2022-06-30
LAVA Medtech Acquisition Corp.
filed 2022-08-15
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

N/A

 Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock, par value $0.0001 per share, and one-half of one redeemable warrant	LVACU	The Nasdaq Stock Market LLC
Shares of Class A common stock, par value $0.0001 per share, included as part of the units	LVAC	The Nasdaq Stock Market LLC
Redeemable warrants, each exercisable for one share of Class A common stock for $11.50 per share	LVACW	The Nasdaq Stock Market LLC

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

As of August 15, 2022, there were 11,500,000 shares of Class A common stock, par value $0.0001 and 2,875,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.

LAVA MEDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of June 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, and for the three months ended June 30, 2021 and for the period from March 31, 2021 (inception) through June 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s Equity (Deficit) for the three and six months ended June 30, 2022, and for the period from March 31, 2021 (inception) through June 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022, and for the period from March 31, 2021 (inception) through June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	22

PART III –SIGNATURES		23

i

Item 1. Financial Statements

LAVA MEDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022 (Unaudited)	December 31, 2021
ASSETS
CURRENT ASSETS
Cash	$1,150,198	$1,541,231
Prepaid expenses and other current assets	596,935	658,308
Total current assets	1,747,133	2,199,539

Prepaid expenses - non current	-	202,948
Deferred tax asset	19,152	19,152
Investments held in Trust Account	118,048,024	117,876,981
TOTAL ASSETS	$119,814,309	$120,298,620

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable	$235,162	$27,011
Franchise tax payable	-	93,223
Income tax payable	14,792	-
Due to affiliate	40,000	10,000
Total current liabilities	289,954	130,234

Derivative warrant liabilities	1,226,250	4,741,500
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	$5,541,204	$8,896,734

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.25 per shares	117,875,000	117,875,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 11,500,000 shares subject to possible redemption)	-	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	287
Additional paid-in capital	-	-
Accumulated deficit	(3,602,182)	(6,473,401)

Total stockholders’ deficit	(3,601,895)	(6,473,114)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$119,814,309	$120,298,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,	For the period March 31, 2021 (inception) through June 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$300,505	$-	$700,679	$1,000
Franchise tax expense	44,816	-	100,000	-
Loss from operations	345,321	-	800,679	1,000

OTHER INCOME
Change in fair value of derivative warrant liabilities	1,962,000	-	3,515,250	-
Income from checking account refund	358	-	397	-
Interest income on investments held in Trust Account	159,174	-	171,043	-
Total other income	2,121,532	-	3,686,690	-

INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES	1,776,211	-	2,886,011	(1,000)

Income tax expense	23,880	-	14,792	-

NET INCOME (LOSS)	$1,752,331	-	$2,871,219	$(1,000)

Weighted-average shares outstanding of redeemable Class A common stock	11,500,000	-	11,500,000	-
Basic and diluted net income per share, redeemable Class A common stock	$0.12	$-	$0.20	$-
Weighted-average shares outstanding of Class B common stock	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net income per share, Class B common stock	$0.12	$-	$0.20	$0.00

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, December 31, 2021	-	$-	2,875,000	$287	$-	$(6,473,401)	$(6,473,114)
Net income	-	-	-	-	-	1,118,888	1,118,888
Balance, March 31, 2022	-	-	2,875,000	287	-	(5,354,513)	(5,354,226)
Net income	-	-	-	-	-	1,752,331	1,752,331
Balance, June 30, 2022	-	$-	2,875,000	$287	$-	$(3,602,182)	$(3,601,895)

FOR THE PERIOD MARCH 31, 2021 (INCEPTION) THROUGH JUNE 30, 2021 (UNAUDITED)

	Class A Common Stock		Class B Common Stock		Additional paid-in	Accumulated	Total stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	equity

Balance, March 31, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Net loss	-	-	-	-	-	(1,000)	(1,000)
Balance, March 31, 2021 (inception)	-	-	-	-	-	(1,000)	(1,000)
Issuance of common stock to sponsor	-	-	2,875,000	287	24,713	-	25,000
Balance, June 30, 2021	-	$-	2,875,000	$287	$24,713	$(1,000)	$24,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the six months ended June 30, 2022	For the period March 31, 2021 (inception) through June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$2,871,219	$(1,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest income on investments held in Trust Account	(171,043)	-
Change in fair value of derivative warrant liabilities	(3,515,250)
Changes in operating assets and liabilities:		-
Due to affiliate	30,000	-
Prepaid expenses and other current assets	264,321	-
Income tax payable	14,792
Accounts payable	208,151	1,000
Franchise tax payable	(93,223)	-
Net cash used in operating activities	(391,033)	-

NET CHANGE IN CASH	(391,033)	-

CASH, BEGINNING OF PERIOD	1,541,231	-

CASH, END OF PERIOD	$1,150,198	$-

Supplemental disclosures of noncash activities:
Payment of deferred offering costs by note payable - related party	$-	$54,363
Deferred offering costs included in accrued offering costs	$-	$15,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$-	$25,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity through June 30, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $115,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

Simultaneously with the closing of the IPO, the Company consummated the closing of the sale of 1,500,000 additional Units upon receiving notice of the underwriter's election to fully exercise its over-allotment option, generating additional gross proceeds of $15,000,000.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A common stock are subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

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

If the Company is unable to complete a Business Combination by April 29, 2023, 18 months from the closing of the IPO (“Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest income on the funds held in the Trust Account and not previously released to the Company to pay the Company’s franchise and income taxes (less than and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining stockholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $1,150,198 in its operating bank account and working capital of $1,457,179. As of June 30, 2022, approximately $171,440 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Until the consummation of a Business Combination, the Company will be using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to acquire, and structuring, negotiating and consummating the Business Combination. The Company will need to raise additional capital through loans or additional investments from its Sponsor, shareholders, officers, directors, or third parties. The Company’s officers, directors and Sponsor may, but are not obligated to, loan the Company funds, from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K and the final prospectus filed by the Company with the SEC on April 5, 2022 and November 29, 2021, respectively. The interim results for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the year end December 31, 2022 or for any future periods.

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

Investments Held in Trust Account

At June 30, 2022 and December 31, 2021, all of the assets held in the Trust Account were invested in a money markets fund that only invests in U.S. treasuries and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Interest is received through the issuance of additional U.S. government treasury obligations and recorded as interest income in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At June 30, 2022, the Company has not experienced losses on these account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying unaudited condensed balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At June 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)
Class A common stock issuance costs	(6,217,687)
Plus: Accretion of carrying value to redemption value	15,992,687
Class A common stock subject to possible redemption	$117,875,000

Net Income (Loss) per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants (see Note 4) to purchase 8,175,000 Common Stock at $11.50 per share were issued on October 29, 2021. At June 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 12,487,500 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended June 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended June 30,		For the period March 31, 2021 (inception) through June 30,
	2022		2021
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income $	$1,401,865	$350,466	$-	$-
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000	-	2,500,000
Basic and dilution net income per share $	$0.12	$0.12	$-	$-

	For the six months ended June 30,		For the period March 31, 2021 (inception) through June 30,
	2022		2021
	Class A common stock	Class B Common stock	Class A common stock	Class B Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income (loss)	$2,296,975	$574,244	$-	$(1,000)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000	-	2,500,000
Basic and dilution net income per share	$0.20	$0.20	$-	$0.00

Accounting for Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free-standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to the Company’s own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment and the Private Placement Warrants qualify for liability accounting treatment.

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

The fair value of the 60,000 Founder Shares sold to certain independent directors as of October 14, 2021, was $362,673, or $6.04 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option-pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange-traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Management believes that the occurrence of the performance condition is not probable; therefore, no stock-based compensation expense has been recognized during the six months ended June 30, 2022.

Recent Accounting Pronouncements

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

 Related-Party Loans

On March 31, 2021, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Proposed Public Offering pursuant to a promissory note (the “Note”). Any amounts drawn via this loan have been fully paid off on October 29, 2021, and the Note has been cancelled.

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to affiliate

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, secretarial and administrative services. As of June 30, 2022 and December 31, 2021, $40,000 and $10,000, respectively, has been accrued under this arrangement.

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

Note 7 — Stockholders’ Deficit

Class A common stock—The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A Common stock issued and outstanding, excluding the 11,500,000 of Class A common stock subject to possible redemption.

Class B common stock— The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 2,875,000 Class B common stock outstanding, none of which are subject to forfeiture.

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

Preferred stock —The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants) as follows:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period;” and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Stockholders’ Warrants — Anti-Dilution Adjustments” for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

Private Warrants - The Private Warrants will be identical to the Public Warrants underlying the Units sold in the IPO, except that the Private Warrants and the shares of common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable for cash or on a cashless basis, at the holder’s option, and will be non-redeemable so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

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

In addition, if the Company issues additional shares of common stock or equity-linked securities for capital raising purposes in connection with the closing of a Business Combination at an issue price or effective issue price of less than $9.20 per share of common stock (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors, and in the case of any such issuance to the initial stockholders or their affiliates, without taking into account any Founder Shares held by them prior to such issuance), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of a Business Combination on the date of the consummation of a Business Combination (net of redemptions), and (z) the volume weighted-average trading price of the Company’s common stock during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the Business Combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the greater of (i) the Market Value or (ii) the price at which the Company issues the additional shares of Common stock or equity-linked securities.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurements and performs an analysis of the assets and liabilities at each reporting period end. At June 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	June 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$118,048,024	$118,048,024	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$1,226,250	$-	$-	$1,226,250

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,876,981	$117,876,851	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$4,741,500	$-	$-	$4,741,500

The Company utilizes a Monte Carlo simulation model to value the warrants at each reporting period, with changes in fair value recognized in the unaudited condensed statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Monte Carlo pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on industry historical volatility that matches the expected remaining life of the warrants. The decrease in the volatility is in line with the entire SPAC industry. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

The Company recognized $23,086,200 for the derivative warrant liabilities upon their issuance on October 29, 2021. The Sponsor paid an aggregate of $8,175,000 for Private Placement Warrants with an initial aggregate fair value of $23,086,200. The difference between the purchase price and the initial fair value on the Private Placement closing date of $14,911,200 was described as a Private Placement Warrant adjustment to record the warrants at initial fair value at issuance date and recorded against accumulated deficit.

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	June 30,	December 31,
	2022	2021
Stock Price	$9.96	$9.85
Exercise Price	11.5	11.5
Term (years)	5.58	5.83
Volatility	2.8%	10%
Risk-Free Rate	2.97%	1.34%
Dividend Yield	0.00%	0.00%

At June 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was $0.15 and $0.58, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of December 31, 2021	$4,741,500
Change in fair value	(1,553,250)
Fair value as of March 31, 2022	$3,188,250
Change in fair value	(1,962,000)
Fair value as of June 30, 2022	$1,226,250

There were no transfers into or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through June 30, 2022.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date through the date the interim financial statements were to be issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the interim financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (this “Quarterly Report”) to “we,” “us” or the “Company” refer to LAVA Medtech Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to LAVA Medtech Sponsor LP. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through June 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investment held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the six months ended June 30, 2022, we had a net income of $2,871,219, which consisted of operating expenses of $800,769, change in fair value of warrants of $3,515,250 and income on investment held in trust account of $171,440. The company had a net loss of $1,000 for the period from March 31, 2021 (inception) through June 30, 2021.

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

For the six months ended June 30, 2022, cash used in operating activities was $391,033.

At June 30, 2022, we had investments held in the trust account of $118,048,024. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest income on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $1,150,198 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

JOBS Act

On April 5, 2012, the JOBS Act was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We will qualify as an “emerging growth company” and under the JOBS Act will be allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As such, our interim financial statements may not be comparable to companies that comply with public company effective dates.

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

Accounting for Warrants

We account for warrants as either equity-classified or liability-classified instruments based on an assessment of the instruments’ specific terms and applicable authoritative guidance in ASC 480 and ASC 815, “Derivatives and Hedging” (“ASC 815”). The assessment considers whether the instruments are free-standing financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the instruments meet all of the requirements for equity classification under ASC 815, including whether the instruments are indexed to our own common shares and whether the instrument holders could potentially require “net cash settlement” in a circumstance outside of our control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, was conducted at the time of warrant issuance and as of each subsequent period end date while the instruments are outstanding. Management has concluded that the Public Warrants issued pursuant to the warrant agreement qualify for equity accounting treatment and the Private Placement Warrants qualify for liability accounting treatment.

Common Stock Subject to Possible Redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid-in capital and accumulated deficit.

Net income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At June 30, 2022, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 4. Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended June 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The securities in the IPO were registered under the Securities Act on a registration statement on Form S-1 (No. 333-259983). The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, LAVA Medtech Acquisition Corp. (the “Company”) consummated its initial public offering (the “IPO”) of 10,000,000 units (the “Units”). The Company consummated the IPO of 10,000,000 units (“Units”) with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $100,000,000.

Simultaneously with the closing of the IPO, the Company consummated the sale of 7,500,000 private placement warrants (“Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to the Company’s sponsor, LAVA Medtech Sponsor LP (the “Sponsor”), generating gross proceeds of $8,175,000, which is described in Note 4.

Offering costs for the IPO amounted to $5,955,330, consisting of $2,000,000 of underwriting fees, $3,500,000 of deferred underwriting fees payable (which are held in the Trust Account (defined below)) and $455,330 of other costs. As described in Note 1, the $3,500,000 of deferred underwriting fee payable is contingent upon the consummation of a Business Combination by April 29, 2023, subject to the terms of the underwriting agreement.

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

Following the closing of the IPO and exercise of the over-allotment, $117,875,000 ($10.25 per Unit) from the net proceeds of the sale of the Units in the IPO and the Private Placement Warrants was placed in a trust account (“Trust Account”) and will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of paragraphs (d)(2), (d)(3) and (d)(4) of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account.

For a description of the use of the proceeds generated in our IPO, see Part I, Item 2 of this Quarterly Report.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

Date: August 15, 2022	By:	/s/ Anthony Natale
	Name:	Anthony Natale
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 15, 2022	By:	/s/ Vasco Larcina
	Name:	Vasco Larcina
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)