Form 10-Q
period 2022-09-30
LAVA Medtech Acquisition Corp.
filed 2022-11-14
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 11,500,000 shares of Class A common stock, par value $0.0001 and 2,875,000 shares of Class B common stock, par value $0.0001 per share issued and outstanding.

LAVA MEDTECH ACQUISITION CORP.

Quarterly Report on Form 10-Q

TABLE OF CONTENTS

		Page
PART 1 – FINANCIAL INFORMATION

Item 1.	Interim Financial Statements

	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from March 31, 2021 (inception) through September 30, 2021	2

	Unaudited Condensed Statements of Changes in Stockholder’s (Deficit) Equity for the three and nine months ended September 30, 2022, and for the three months ended September 30, 2021 and for the period from March 31, 2021 (inception) through September 30, 2021	3

	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022, and for the period from March 31, 2021 (inception) through September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	20

Item 4.	Controls and Procedures	20

PART II – OTHER INFORMATION		21

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults Upon Senior Securities	24

Item 4.	Mine Safety Disclosures	24

Item 5.	Other Information	24

Item 6.	Exhibits	24

PART III – SIGNATURES		25

i

Item 1. Financial Statements

LAVA MEDTECH ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022 (Unaudited)	December 31, 2021
ASSETS

CURRENT ASSETS
Cash	$1,129,849	$1,541,231
Prepaid expenses and other current assets	380,608	658,308
Total current assets	1,510,457	2,199,539

Prepaid expenses - non current	-	202,948
Deferred tax asset	-	19,152
Investments held in Trust Account	118,580,072	117,876,981
TOTAL ASSETS	$120,090,529	$120,298,620

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$348,344	$27,011
Franchise tax payable	15,537	93,223
Income tax payable	96,670	-
Due to affiliate	53,000	10,000
Total current liabilities	513,551	130,234

Derivative warrant liabilities	817,500	4,741,500
Deferred underwriting fee payable	4,025,000	4,025,000
Total liabilities	$5,356,051	$8,896,734

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.28 per share at September 30, 2022 and $10.25 per share at December 31, 2021	118,234,996	117,875,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued or outstanding (excluding 11,500,000 shares subject to possible redemption)	-	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	287
Additional paid-in capital	-	-
Accumulated deficit	(3,500,805)	(6,473,401)
Total stockholders’ deficit	(3,500,518)	(6,473,114)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$120,090,529	$120,298,620

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,	For the period March 31, 2021 (inception) through September 30,
	2022	2021	2022	2021
OPERATING EXPENSES
General and administrative	$326,439	$5,150	$1,027,118	$6,150
Franchise tax expense	55,184	-	155,184	-
Loss from operations	(381,623)	(5,150)	(1,182,302)	(6,150)

OTHER INCOME
Change in fair value of derivative warrant liabilities	408,	-	3,924,000	-
Interest income on cash account	3,228	-	3,625	-
Interest income on investments held in Trust Account	532,048	-	703,091	-
Total other income	944,026	-	4,630,716	-

Income (loss) before provision for income taxes	562,403	(5,150)	3,448,414	(6,150)
Income tax expense	(101,030)	-	(115,822)	-
Net income (loss)	$461,373	(5,150)	$3,332,592	$(6,150)

Weighted-average shares outstanding of redeemable Class A common stock	11,500,000	-	11,500,000	-
Basic and diluted net income per share, redeemable Class A common stock	$0.03	$-	$0.23	$-
Weighted-average shares outstanding of Class B common stock	2,875,000	2,500,000	2,875,000	2,500,000
Basic and diluted net income (loss) per share, Class B common stock	$0.03	$(0.00)	$0.23	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ (DEFICIT) EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit
Balance, December 31, 2021	-	$-	2,875,000	$287	$-	$(6,473,401)	$(6,473,114)
Net income	-	-	-	-	-	1,118,888	1,118,888
Balance, March 31, 2022	-	-	2,875,000	287	-	(5,354,513)	(5,354,226)
Net income	-	-	-	-	-	1,752,331	1,752,331
Balance, June 30, 2022	-	-	2,875,000	287	-	(3,602,182)	(3,601,895)
Remeasurement for Class A common stock to redemption amount	-	-	-	-	-	(359,996)	(359,996)
Net income	-	-	-	-	-	461,373	461,373
Balance, September 30, 2022	-	$-	2,875,000	$287	$-	$(3,500,805)	$(3,500,518)

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND FOR THE PERIOD MARCH 31, 2021 (INCEPTION) THROUGH SEPTEMBER 30, 2021 (UNAUDITED)

	Class A		Class B		Additional		Total
	Common Stock		Common Stock		paid-in	Accumulated	stockholder’s
	Shares	Amount	Shares	Amount	capital	deficit	equity
Balance, March 31, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B common stock to Sponsor	-	-	2,875,000	287	24,713	-	25,000
Net loss	-	-	-	-	-	(1,000)	(1,000)
Balance, June 30, 2021	-	-	2,875,000	287	24,713	(1,000)	24,000
Net loss	-	-	-	-	-	(5,150)	(5,150)
Balance, September 30, 2021	-	$-	2,875,000	$287	$24,713	$(5,150)	$18,850

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the nine months ended September 30, 2022	For the period March 31, 2021 (inception) through September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$3,332,592	$(6,150)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Deferred tax provision	19,152	-
Change in fair value of derivative warrant liabilities	(3,924,000)	-
Changes in operating assets and liabilities:
Due to affiliate	43,000	-
Prepaid expenses and other current assets	480,648	-
Income tax payable	96,670	-
Accounts payable and accrued expenses	321,333	6,150
Franchise tax payable	(77,686)	-
Net cash provided by operating activities	291,709	-

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of investments held in Trust Account	(703,091)	-
Net cash used by investing activities	(703,091)	-

NET CHANGE IN CASH	(411,382)	-

CASH, BEGINNING OF PERIOD	1,541,231	-

CASH, END OF PERIOD	$1,129,849	$-

Supplemental disclosures of noncash activities:
Payment of deferred offering costs by note payable - related party	$-	$92,812
Deferred offering costs included in accrued offering costs	$-	$5,000
Payment of deferred offering costs by the Sponsor in exchange for the issuance of Class B common stock	$-	$25,000
Remeasurement for Class A common stock to redemption amount	$359,996	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAVA MEDTECH ACQUISITION CORP.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity through September 30, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $115,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

Liquidity and Capital Resources

As of September 30, 2022, the Company had $1,129,849 in its operating bank account and working capital of $1,341,982. As of September 30, 2022, approximately $705,072 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual report on Form 10-K and the final prospectus filed by the Company with the SEC on April 5, 2022 and October 28, 2021, respectively. The interim results for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the year ending December 31, 2022 or for any future periods.

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

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. At September 30, 2022, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2022 and December 31, 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s unaudited condensed balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At September 30, 2022 and December 31, 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)
Class A common stock issuance costs	(6,217,687)
Plus: Accretion of carrying value to redemption value	15,992,687
Class A common stock subject to possible redemption, December 31, 2021	117,875,000
Plus: Accretion of carrying value to redemption value	359,996
Class A common stock subject to possible redemption, September 30, 2022	$118,234,996

Net Income (Loss) per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants (see Note 4) to purchase 8,175,000 Common Stock at $11.50 per share were issued on October 29, 2021. At September 30, 2022 and December 31, 2021, no Public Warrants or Private Placement Warrants have been exercised. The 12,487,500 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended September 30, 2022 and December 31, 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the three months ended September 30,		For the three months ended September 30,
	2022		2021
	Class A Common stock	Class B Common stock	Class A Common stock	Class B Common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$369,098	$92,275	$-	$(5,150)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000	-	2,500,000
Basic and dilution net income (loss) per share	$0.03	$0.03	$-	$(0.00)

	For the nine months ended September 30,		For the period March 31, 2021 (inception) through September 30,
	2022		2021
	Class A Common stock	Class B Common stock	Class A Common stock	Class B Common stock
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$2,666,074	$666,518	$-	$(6,150)
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000	-	2,500,000
Basic and dilution net income (loss) per share	$0.23	$0.23	$-	$(0.00)

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

The fair value of the 60,000 Founder Shares sold to certain independent directors as of October 14, 2021, was $362,673, or $6.04 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option-pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange-traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Management believes that the occurrence of the performance condition is not probable; therefore, no stock-based compensation expense has been recognized during the nine months ended September 30, 2022.

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

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, no Working Capital Loans were outstanding.

Due to affiliate

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, secretarial and administrative services. As of September 30, 2022 and December 31, 2021, $53,000 and $10,000, respectively, has been accrued under this arrangement.

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

Note 7 — Stockholders’ Deficit

Class A common stock-The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A Common stock issued and outstanding, excluding the 11,500,000 of Class A common stock subject to possible redemption and classified as temporary equity.

Class B common stock- The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 2,875,000 Class B common stock outstanding, none of which are subject to forfeiture.

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

Preferred stock -The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

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

Redemption of warrants when the price per Class A common stock equals or exceeds $18.00:

Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the private placement warrants) as follows:

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption, which the Company refers to as the “30-day redemption period;” and

●	if, and only if, the last reported sale price (the “closing price”) of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities - Warrants - Public Stockholders’ Warrants - Anti-Dilution Adjustments” for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders.

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

No fractional Class A common stock will be issued upon redemption. If, upon redemption, a holder would be entitled to receive a fractional interest in a share, the Company will round down to the nearest whole number of the number of Class A common stock to be issued to the holder. Please see the section entitled “Description of Securities - Warrants - Public Stockholders’ Warrants” for additional information.

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurements and performs an analysis of the assets and liabilities at each reporting period end. At September 30, 2022 and December 31, 2021, the assets held in the Trust Account were held in a money market fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	September 30, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$118,580,072	$118,580,072	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$817,500	$-	$-	$817,500

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,876,981	$117,876,981	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$4,741,500	$-	$-	$4,741,500

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	At	At
	September 30,	December 31,
	2022	2021
Stock Price	$10.03	$9.85
Exercise Price	11.50	11.5
Term (years)	5.58	5.83
Volatility	5.2%	10%
Risk-Free Rate	3.95%	1.34%
Dividend Yield	0.00%	0.00%

At September 30, 2022 and December 31, 2021, the fair value of the Private Placement Warrants was $0.10 and $0.58, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of December 31, 2021	$4,741,500
Change in fair value	(1,553,250)
Fair value as of March 31, 2022	$3,188,250
Change in fair value	(1,962,000)
Fair value as of June 30, 2022	$1,226,250
Change in fair value	(408,750)
Fair value as of September 30, 2022	$817,500

There were no transfers into or out of Level 3 from other levels in the fair value hierarchy for the period December 31, 2021 through September 30, 2022.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through September 30, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investment held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the nine months ended September 30, 2022, we had a net income of $3,332,592, which consisted of operating expenses of $1,182,302, change in fair value of warrants of $3,924,000 and income on investment held in trust account of $703,091 and income held on cash in the bank of $3,625. The Company had a net loss of $6,150 for the period from March 31, 2021 (inception) through September 30, 2021.

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

For the nine months ended September 30, 2022, cash provided by operating activities was $291,709. Net income of $3,332,592 was affected by the change in fair value of warrant liabilities of $3,924,000 offset by a change in deferred tax asset of $19,152. Changes in operating assets and liabilities provided $863,965 of cash for operating activities.

At September 30, 2022, we had investments held in the trust account of $118,580,072. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest income on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $1,129,849 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At September 30, 2022, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Standards

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based upon their evaluation, our principal executive officer and principal financial and accounting officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

During the fiscal quarter ended September 30, 2022, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus, as amended, for our IPO filed with the SEC on October 19, 2021 (the “Final Prospectus”) and any of the risks described in our Annual Report on Form 10-K for the year ended on December 31, 2021, filed with the SEC on April 5, 2022 (the “Annual Report”), except as set forth below. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in the Final Prospectus or the Annual Report.

We may be subject to the Excise Tax included in the Inflation Reduction Act of 2022 in the event of a liquidation or in connection with redemptions of our common stock after December 31, 2022.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (H.R. 5376) (the “IRA”), which, among other things, imposes a 1% excise tax on any domestic corporation that repurchases its stock after December 31, 2022 (the “Excise Tax”). The Excise Tax is imposed on the fair market value of the repurchased stock, with certain exceptions. Because we are a Delaware corporation and our securities are trading on Nasdaq, we will be a “covered corporation” within the meaning of the IRA. While not free from doubt, absent any further guidance from Congress, the Excise Tax may apply to any redemptions of our common stock after December 31, 2022, unless an exemption is available. Consequently, the Excise Tax may make a transaction with us less appealing to potential business combination targets. Further, the application of the Excise Tax in the event of a liquidation is uncertain. Except for franchise taxes and income taxes, we may be prohibited from using the proceeds placed in the trust account and the interest earned thereon to pay for fees or taxes that may be levied on the Company pursuant to any current, pending or future rules or laws, including without limitation any excise tax due under the IRA on any redemptions or stock buybacks by the Company.

The SEC has recently issued proposed rules relating to certain activities of SPACs. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with such proposals may increase our costs and the time needed to complete our initial business combination and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”) relating, among other items, to disclosures in SEC filings in connection with business combination transactions involving special purpose acquisition companies (“SPACs”) and private operating companies; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; the potential liability of certain participants in proposed business combination transactions; and the extent to which SPACs could become subject to regulation under the Investment Company Act, including a proposed rule that would provide SPACs a safe harbor from treatment as an investment company if they satisfy certain conditions that limit a SPAC’s duration, asset composition, business purpose and activities. Certain of the procedures that we, a potential business combination target, or others may determine to undertake in connection with the SPAC Rule Proposals, as proposed or as adopted, or pursuant to the SEC’s views expressed in the SPAC Rule Proposals, may increase the costs and time of negotiating and completing an initial business combination, and may constrain the circumstances under which we could complete an initial business combination. The need for compliance with the SPAC Rule Proposals may cause us to liquidate the funds in the trust account or liquidate the Company at an earlier time than we might otherwise choose.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

As described further above, the SPAC Rule Proposals relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a business combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial business combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its business combination within 24 months after the effective date of the IPO Registration Statement. If we have not entered into a definitive business combination agreement within 18 months after the effective date of our Registration Statement and if we do not expect to complete our initial business combination within 24 months of such date, it is possible that a claim could be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to burdensome compliance requirements. We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, unless we are able to modify our activities so that we would not be deemed an investment company, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

To mitigate the risk that we might be deemed to be an investment company for purposes of the Investment Company Act, we may, at any time, instruct the trustee to liquidate the securities held in the trust account and instead to hold the funds in the trust account in cash until the earlier of the consummation of our initial business combination or our liquidation. As a result, following the liquidation of securities in the trust account, we would likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

The funds in the trust account have, since our initial public offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. However, to mitigate the risk of us being deemed to be an unregistered investment company (including under the subjective test of Section 3(a)(1)(A) of the Investment Company Act) and thus subject to regulation under the Investment Company Act, we may, at any time, and we expect that we will, on or prior to the 24-month anniversary of the effective date of the Registration Statement, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash until the earlier of consummation of our initial business combination or liquidation of the Company. Following such liquidation, we would likely receive minimal interest, if any, on the funds held in the trust account. However, interest previously earned on the funds held in the trust account still may be released to us to pay our taxes, if any, and certain other expenses as permitted. As a result, any decision to liquidate the securities held in the trust account and thereafter to hold all funds in the trust account in cash would reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

In addition, even prior to the 24-month anniversary of the effective date of the Registration Statement, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government treasury obligations or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, the greater the risk that we may be considered an unregistered investment company, in which case we may be required to liquidate the Company. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or liquidation of the Company.

Recent increases in inflation and interest rates in the United States and elsewhere could make it more difficult for us to consummate an initial business combination.

Recent increases in inflation and interest rates in the United States and elsewhere may lead to increased price volatility for publicly traded securities, including ours, and may lead to other national, regional and international economic disruptions, any of which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, which could make it more difficult for us to consummate an initial business combination.

Military conflict in Ukraine or elsewhere (including increasing tensions between China and Taiwan), and a resulting climate of geopolitical uncertainty, may lead to increased price volatility for publicly traded securities, including ours, and to other national, regional and international economic disruptions and economic uncertainty, any of which could make it more difficult for us to identify a business combination target and consummate an initial business combination on acceptable commercial terms or at all.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant tp Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

Date: November 14, 2022	By:	/s/ Anthony Natale
	Name:	Anthony Natale
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 14, 2022	By:	/s/ Vasco Larcina
	Name:	Vasco Larcina
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)