Form 10-K
period 2022-12-31
LAVA Medtech Acquisition Corp.
filed 2023-03-30
CIK 1855450

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Auditor PCAOB ID Number 2468 | Auditor Name: Citrin Cooperman & Company, LLP | Auditor Location: New York, New York,

The aggregate market value of the voting stock (Common Stock) held by non-affiliates of the registrant as of the close of business on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately 114,540,000 based on the closing sale price of the common stock on the Nasdaq Global Market on that date. The registrant does not have any non-voting common equity.

As of March 29, 2023 there were 11,500,000 shares of Class A common stock, par value $0.0001 per share, and 2,875,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“Class A common stock” are to our shares of Class A common stock, par value $0.0001 per share;

●	“Class B common stock” are our shares of Class B common stock, par value $0.0001 per share;

●	the “Company” are to LAVA Medtech Acquisition Corp., a Delaware corporation;

●	“DGCL” are to the Delaware General Corporation Law as the same may be amended from time to time;

ii

●	“directors” are to our current directors;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FINRA” are to the Financial Industry Regulatory Authority;

●	“founder shares” are to shares of Class B common stock initially purchased by our sponsor in a private placement prior to our initial public offering and the shares of Class A common stock that will be issued upon the automatic conversion of the shares of Class B common stock at the time of our initial business combination as described herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“initial public offering” or “IPO” are to our initial public offering that was consummated on January 26, 2021, pursuant to which we sold 11,500,000 units, at $10.00 per unit, with each unit consisting of one of our public shares and one-third of one of our public warrants;

●	“initial stockholders” are to holders of our founder shares prior to our initial public offering;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“private placement warrants” are to the warrants issued to our sponsor in a private placement simultaneously with the closing of our initial public offering;

●	“public shares” are to shares of Class A common stock sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public stockholders” are to the holders of our public shares, including our initial stockholders and management team to the extent our initial stockholders and/or members of our management team purchase public shares, provided that each initial stockholder’s and member of our management team’s status as a “public stockholder” will only exist with respect to such public shares;

●	“public warrants” are to the warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“Registration Statement” are to the Form S-1 filed with the SEC on October 1, 2021 (File No. 333-259983), as amended

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“sponsor” are to LAVA Medtech Sponsor LP, a Delaware limited partnership;

●	“trust account” are to the trust account in which an amount of $117,875,000 ($10.00 per unit) from the net proceeds of the sale of the units (as defined below) in the initial public offering and private placement warrants was placed following the closing of the initial public offering;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our public warrants and private placement warrants; and

●	“we,” “us,” “company” or “our company” are to LAVA Medtech Acquisition Corp., a Delaware corporation.

iii

PART I

Item 1. Business

Overview

We are a blank check company incorporated in Delaware on March 31, 2021 and formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or similar business combination with one or more businesses (the “Business Combination”).

We are not limited to a particular industry or geographic region for purposes of consummating a Business Combination. We are an early stage and emerging growth company and, as such, we are subject to all of the risks associated with early stage and emerging growth companies. As of December 31, 2022, we had not commenced any operations.

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

Financial Position

With funds available for a business combination in the amount of approximately $119,299,973, as of December 31, 2022, and after payment of up to $4,025,000 of deferred underwriting fees, in each case, before estimated offering and working capital expenses, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third-party financing and there can be no assurance it will be available to us.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash from the proceeds of the IPO and the sale of the private placement warrants, our capital stock, debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Facilities

Our executive offices are located at 303 Wyman Street, Suite 300, Waltham, MA 02451 and our telephone number is (781) 530-3868. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2022 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-OxleyAct regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination. We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

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

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this annual report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on us and our operations:

●	we are an early stage company with no revenue or basis to evaluate our ability to select a suitable business target;

●	we may not be able to select an appropriate target business or businesses and complete our initial business combination in the prescribed time frame;

●	our expectations around the performance of a prospective target business or businesses may not be realized;

●	we may not be successful in retaining or recruiting required officers, key employees or directors following our initial business combination;

●	our officers and directors may have difficulties allocating their time between us and other businesses and may potentially have conflicts of interest with our business or in approving our initial business combination;

●	we may not be able to obtain additional financing to complete our initial business combination or reduce number of stockholders requesting redemption;

●	we may issue our shares to investors in connection with our initial business combination at a price that is less than the prevailing market price of our shares at that time;

●	you may not be given the opportunity to choose the initial business target or to vote on the initial business combination;

●	trust account funds may not be protected against third party claims or bankruptcy;

●	an active market for our public securities’ may not develop and you will have limited liquidity and trading;

●	the availability to us of funds from interest income on the trust account balance may be insufficient to operate our business prior to the business combination;

●	our financial performance following a business combination with an entity may be negatively affected by their lack an established record of revenue, cash flows and experienced management;

●	the ongoing Russian invasion of Ukraine may result in market volatility that could adversely affect our stock price and may impact our financial condition and search for a target company; and

●

in March 2023, the shut-down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. While the U.S. government took certain actions to strengthen public confidence in the U.S. banking system, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system.

For the complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our prospectus dated October 1, 2021.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at 303 Wyman Street, Suite 300, Waltham, MA 02451 and our telephone number is (781) 530-3868. Our executive offices are provided to us by our sponsor. We pay our sponsor a total of $5,000 per month for office space, utilities and secretarial and administrative support. We consider our current office space adequate for our current operations.

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

(b) Holders

As of the filing date of this Annual Report on Form 10-K, there was 1 holder of record of our units, 1 holder of record of our shares of Class A common stock and 2 holders of record of our warrants.

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

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g) Use of Proceeds from the Initial Public Offering

The registration statement for our IPO was declared effective on October 26, 2021. On October 29, 2021, we consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered at $10.00 per Unit generating gross proceeds of $100,000,000.We have selected December 31 as our fiscal year end.

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). If we complete a Business Combination, we will repay the Working Capital Loans out of the proceeds of the Trust Account released to us. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, we may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022, no Working Capital Loans were outstanding.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis Of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Cautionary Note Regarding Forward-Looking Statements and Risk Factor Summary,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities through December 31, 2022 were organizational activities, those necessary to prepare for the IPO, described below, and, after our IPO, identifying a target company for an initial business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on investment held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2022, we had a net income of $4,504,994, which consisted of operating expenses of $1,560,762, provision for income tax of $304,294, change in fair value warrant liabilities of $4,659,750, expense of Delaware franchise taxes of $262,587, and income on investment held in trust account of $1,699,739 and income held on cash in the bank of $10,561.

For the year ended December 31, 2021, we had a net income of $17,971,241, which primarily consists of operating expenses of $204,237, change in fair value of warrant liabilities of $18,344,700 and expense of Delaware franchise taxes of $93,223, offset by interest earned on marketable securities held in the Trust Account of $2,023 and transaction costs related to warrant liability of $97,174.

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

For the year ended December 31, 2022, cash used in operating activities was $658,824. Changes in operating assets and liabilities provided $1,176,519 of cash for operating activities. Net cash provided by investing activities was $276,747, derived from cash being withdrawn from the Trust Account to pay franchise and income taxes.

For the year ended December 31, 2021, cash used in operating activities was $1,028,439. Net cash used in investing activities was $117,875,000 and net cash provided by financing activities was $120,444,670 mainly reflecting the proceeds of our IPO and subsequent deposit into the trust account.

At December 31, 2022, we had investments held in the trust account of $119,299,973. We intend to use substantially all of the funds held in the trust account, including any amounts representing interest income on the trust account (less income taxes payable), to complete our business combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2022, we had cash of $1,159,154 outside of the trust account. We intend to use the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2022. We do not participate in transactions that create relationships with entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Loss per Common Share

Net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, excluding shares of common stock subject to forfeiture by the Sponsor. At December 31, 2022, we did not have any dilutive securities and/or other contracts that could, potentially, be exercised or converted into shares of common stock and then share in our earnings. As a result, diluted income (loss) per share is the same as basic income (loss) per share for the periods presented.

Recent Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2022, we were not subject to any market or interest rate risk. The net proceeds held in the Trust Account have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less, or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to Pages F-1 through F-20 following Item 16, which comprise a portion of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of our fiscal year ended December 31, 2022 and 2021, an evaluation of the effectiveness of our “disclosure controls and procedures” (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was carried out by our management, with the participation of our Chief Executive Officer (CEO) and Chief Financial Officer (CFO). Based upon that evaluation, the CEO and CFO have concluded that as of the end of that fiscal year, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii) accumulated and communicated to the management of the registrant, including the CEO and CFO, to allow timely decisions regarding required disclosure.

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

Management’s Annual Report on Internal Control Over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did maintain effective internal control over financial reporting as of December 31, 2022.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

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

Item 9B. Other Information

None.

Item 9C. Disclosure regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

As of the date of this report, our directors and officers are as follows:

Name	Age	Position
Anthony Natale	49	Chief Executive Officer and Director
Richard Emmitt	78	Chairman and Director
Gerry Brunk	54	President and Director
Daniel Hetu	65	Executive Vice President
Vasco Larcina	58	Chief Financial Officer
Peter van der Velden	61	Director
Fritz A. LaPorte	53	Director

The experience of our directors and officers is as follows:

Our management team is led by Dr. Anthony Natale, our Chief Executive Officer and a Director; Richard “Dick” Emmitt, our Chairman and Director; Gerry Brunk, our President and a Director; Dr. Daniel Hétu, our Executive Vice President; and Vasco Larcina, our Chief Financial Officer. Our management team is further supported by our board of directors including Peter van der Velden and Fritz A. LaPorte. Our management team and directors have worked and invested together continuously for approximately 15 years. Anthony “Tony” Natale, MD, MBA, our Chief Executive Officer and a Director, has over 20 years of experience in healthcare venture capital and MedTech entrepreneurship as a physician, inventor, founder, operator, and investor. As a Managing Partner at Aperture Venture Partners since 2010, Dr. Natale focuses on identifying and investing in high-potential MedTech companies. He works alongside entrepreneurs to build out management teams, establish effective corporate governance, and implement successful product development, commercialization, and exit strategies. Prior to Aperture, Dr. Natale was a partner at Prism VentureWorks from 2006 to 2010, and MDS Capital, Lumira’s predecessor firm, from 2002 to 2006, where he made and managed investments in the MedTech sector. He has held pivotal roles at venture-backed healthcare companies throughout his career, including currently as Executive Chairman at ENT Specialty Partners and XII Medical, and previously as co-founder and / or founding investor at MAKO Surgical (IPO, subsequently acquired by Stryker), Avedro (IPO, subsequently acquired by Glaukos), ENTrigue Surgical (acquired by Arthrocare/Smith & Nephew), Xlumena (acquired by Boston Scientific), and Spirox (acquired by Entellus Medical), and as an investor in many additional companies that have had successful exits, including Inspire Medical (NYSE: INSP), Axonics (Nasdaq: AXNX), BioHaven (Nasdaq: BHVN), Otonomy (Nasdaq: OTIC), and Entellus Medical (acquired by Stryker). Dr. Natale currently serves on the board of directors of Venus Concept Inc. (Nasdaq: VERO). Dr. Natale trained in general surgery and otolaryngology/head and neck surgery at the University of Connecticut and Hartford Hospital. He received his BA from the University of Virginia, MD from the University of Florida, and MBA from Yale University. We believe Dr. Natale is well qualified to serve as a member of our board of directors due to his extensive strategic and operational experience and his extensive medical background.

Richard “Dick” Emmitt, MBA, our Chairman and Director, is widely regarded as one of the most experienced and successful investors in the medical device industry. Mr. Emmitt is a Senior Partner of InnovaHealth Partners, a New York-based private equity firm focused on the MedTech industry. He also is a General Partner and a co-founder in 1988 of The Vertical Group, a New Jersey-based MedTech focused investment firm. Mr. Emmitt’s background includes all stages of private equity, venture capital, and pubic equity markets. Among his former investments and board of director memberships are companies in virtually all major sectors of the MedTech industry: American Medical Systems (acquired by Endo Pharma and now a part of Boston Scientific); ENTrigue Surgical (acquired by Arthrocare/Smith & Nephew); ev3 (acquired by Covidien/Medtronic); Galil Medical (acquired by BTG/Boston Scientific); Lifecell (acquired by KCI); OsteoBiologics (acquired by Smith & Nephew); SciMed Life Systems (acquired by Boston Scientific); Tornier (acquired by Wright Medical); Velocimed (acquired by Saint Jude); Wright Medical (acquired by Stryker); and Xomed Surgical (acquired by Medtronic). Additionally, his investments also include Outset Medical (Nasdaq: OM) and Silk Road Medical (Nasdaq: SILK). Prior to his career as a venture capital and private equity investor, Mr. Emmitt was an investment analyst recognized as one of the leading experts on the health care industry by Institutional Investor Magazine. Mr. Emmitt received a BA in Economics from Bucknell University and an MBA from The Rutgers School of Business. We believe Mr. Emmitt is well qualified to serve as a member of our board of directors due to his extensive strategic, investment and management experience.

Gerry Brunk, MBA, our President and a Director, is a Managing Director and Co-head of the MedTech practice at Lumira. With over 28 years of investment, consulting and entrepreneurial experience in the healthcare industry, Mr. Brunk has helped build MedTech and biotech companies at all stages of development. He manages Lumira’s Boston office, which he established when he joined MDS Capital in 2002. Mr. Brunk has been responsible for Lumira’s investments in Bardy Diagnostics (acquired by Hillrom), MAKO Surgical (IPO, subsequently acquired by Stryker), Cardiac Dimensions, Corvia Medical, Endotronix, HistoSonics, KAI Pharmaceuticals (acquired by Amgen), Pharmasset (acquired by Gilead Sciences), Satsuma Pharmaceuticals (Nasdaq: STSA) and Engage Therapeutics (acquired by UCB), among others. Prior to joining Lumira, Mr. Brunk was an entrepreneur in the life sciences sector, founding and serving in a variety of management and board capacities at several venture capital-funded companies. Earlier in his career, he was an engagement manager in The Boston Consulting Group’s healthcare practice, where he advised pharmaceutical and MedTech companies on strategic and operational issues including portfolio management, new product launches, R&D productivity, mergers and acquisitions. Mr. Brunk began his career as a member of the investment banking group of Credit Suisse First Boston where his clients included both public and private healthcare companies. He serves on the Board of Directors of Southeast Life Sciences, the review board of the Ivy Foundation Biomedical Innovation Fund at the University of Virginia, and is a mentor for the Stanford University Biodesign program. He received his BA from the University of Virginia and MBA from Stanford University Graduate School of Business. We believe Mr. Brunk is well qualified to serve as a member of our board of directors due to his extensive strategic, investment and management experience.

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

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis with management, and, based upon its review and discussions, the Compensation Committee recommended to the board of directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2023 based on information obtained from the persons named below, with respect to the beneficial ownership of common stock, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding common stock;

●	each of our executive officers and directors that beneficially owns our common stock; and

●	all our executive officers and directors as a group.

	Class A Common Stock		Class B Common Stock
Name and Address of Beneficial Owner (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Shares
LAVA Medtech Sponsor LP(3)	-	-	2,875,000	100%	20%
LAVA Medtech Manager LLC(3)	-	-	2,875,000	100%	20%
Anthony Natale	-	-	-	-	-
Richard Emmitt	-	-	-	-	-
Gerry Brunk	-	-	-
Daniel Hetu	-	-	-	-	-
Vasco Larcina	-	-	-	-	-
Peter van der Velden	-	-	-	-	-
Fritz A. LaPorte	-	-	-	-	-
All directors and executive officers as a group (7 individuals)	-	-	2,875,000	100%	20%
Other 5% Holders
Castle Creek Arbitrage, LLC(4)	600,000	5.2%	-	-	4.2%
Beryl Capital Management LLC(5)	998,998	8.7%	-	-	6.9%
Periscope Capital Inc.(6)	770,515	6.7%	-	-	5.4%
Polar Asset Management Partners Inc.(7)	747,554	6.5%	-	-	5.2%
Saba Capital Management LLC(8)	1,073,662	9.3%	-	-	7.5%
Shaolin Capital Management LLC(9)	700,000	6.1%	-	-	4.9%

(1)	Unless otherwise noted, the business address of each of the following entities or individuals is 303 Wyman Street, Suite 300 Waltham, MA 02451.

(2)	Interests shown consist solely of founder shares, classified as Class B common stock. Such shares will automatically convert into Class A common stock concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment, as described in the Company’s IPO prospectus and Charter.

(3)	LAVA Medtech Sponsor LP, our Sponsor, is the record holder of such shares. LAVA Medtech Manager LLC is the General Partner of LAVA Medtech Sponsor LP. Consequently, LAVA Medtech Manager LLC may be deemed the beneficial owner of the shares held by LAVA Medtech Sponsor LP, as applicable, and share voting and dispositive control over such securities.

(4)	According to a Schedule 13G/A jointly with the SEC on February 13, 2023 by Castle Creek Arbitrage, LLC, a Delaware limited liability company (“Castle Creek”), Mr. Allan Weine, the principal beneficial owner of Castle Creek Arbitrage, LLC and a United States citizen, CC ARB West, LLC, a Delaware limited liability company, and CC Arbitrage, Ltd., a Cayman Island Company (collectively, the “Castle Creek Filers”), as of December 31, 2022, Castle Creek and Mr. Weine had shared voting power and shared dispositive shower with respect to 600,000 shares of our Class A common stock, CC ARB West, LLC had shared voting power and shared dispositive power with respect to 453,300 shares of our Class A common stock, and CC Arbitrage, Ltd. Had shared voting power and shared dispositive power with respect to 146,700 shares of our Class A common stock. The business address of the Castle Creek Filers is 111 W. Beaver Creek Blvd PO Box 3500 Avon, CO 81620.

(5)	According to a Schedule 13G/A filed jointly with the SEC on February 11, 2022 by Beryl Capital Management LLC (“Beryl”), a Delaware limited liability company, Beryl Capital Management LP (“Beryl GP”), a Delaware limited partnership, Beryl Capital Partners II LP (the “Beryl Partnership”), a Delaware limited partnership, and David A. Witkin, a United States citizen (collectively, the “Beryl Filers”), as of December 31, 2021, Berly, Beryl GP and Mr. Witkin had shared voting power and shared dispositive power with respect to 998,998 shares of our Class A common stock, and Beryl Partnership had shared voting power and shared dispositive power with respect to 896,496 shares of our Class A common stock. The business address of the Beryl Filers is 611 S. Catalina Ave., Suite 309, Redondo Beach, CA 90277.

(6)	According to a Schedule 13G filed on February 13, 2023 by Periscope Capital Inc. (“Periscope”), a company incorporated in Canada, Periscope had shared voting power and shared dispositive power with respect to 770,515 shares of out Class A common stock as of December 31, 2022. The business address of Periscope Capital Inc. is 333 Bay Street, Suite 1240, Toronto, Ontario, Canada M5H 2R2.

(7)	According to a Schedule 13G filed on February 9, 2022 by Polar Asset Management Partners Inc. (“Polar”), a company incorporated under the laws of Ontario, Canada, which serves as the investment advisor to Polar Multi-Strategy Master Fund, a Cayman Islands exempted company (“PMSMF”) with respect to shares of our Class A common stock directly held by PMSMF, Polar had sole voting power and sole dispositive power with respect to 747,554 shares of our Class A common stock as of December 31, 2021. The business address of Polar Asset Management Partners Inc. is 16 York Street, Suite 2900, Toronto, ON, Canada M5J 0E6.

(8)	According to a Schedule 13G filed jointly with the SEC on May 13, 2022 by Saba Capital Management, LP, a Delaware limited partnership (“Saba Capital”), Saba Capital Management GP, LLC, a Delaware limited liability company (“Saba GP”) and Mr. Boaz R. Weinstein, a United States citizen (the “Saba Filers”), the Saba Filers had shared voting power and shared dispositive power with respect to 1,073,662 shares of our Class A common stock as of May 3, 2022. The address of the business office of each of Saba Capital, Saba GP and Mr. Weinstein is 405 Lexington Avenue, 58th Floor, New York, New York 10174..

(9)	According to a Schedule 13G filed on February 14, 2023 by Shaolin Capital Management LLC,a Delaware limited liability company, Shaolin Capital Management LLC had sole voting power and dispositive power with respect to these shares as of December 31, 2022. The business address of Shaolin Capital Management LLC is 230 NW 24th Street, Suite 603, Miami, FL 33127.

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

Item 14. Principal Accounting Fees and Services

The firm of Citrin Cooperman & Company, LLP, or Citrin, acted as our independent registered public accounting firm during the period ended December 31, 2022 and for the period March 31, 2021 (inception) through December 31, 2021. The following is a summary of fees paid or to be paid to Citrin for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin in connection with regulatory filings. The aggregate fees billed by Citrin for professional services rendered for the audit of our annual financial statements and other required filings with the SEC for the period ended December 31, 2022 and for the period March 31, 2021 (inception) through December 31, 2021 totaled $80,540 and $49,668. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Citrin for consultations concerning financial accounting and reporting standards during the period ended December 31, 2022 and for the period March 31, 2021 (inception) through December 31, 2021.

Tax Fees. We did not pay Citrin for tax compliance and tax advice for the period ended December 31, 2022 and for the period March 31, 2021 (inception) through December 31, 2021.

All Other Fees. We did not pay Citrin for other services for the period ended December 31, 2022 and for the period March 31, 2021 (inception) through December 31, 2021.

Pre-Approval Policy

Our audit committee was formed in connection with the effectiveness of our registration statement for our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all audit services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this Form 10-K:

	(1)	Financial Statements:

(2)	Financial Statement Schedules:

None.

(3)	Exhibits

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

Item 16. Form 10–K Summary

Not applicable.

LAVA MEDTECH ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

LAVA Medtech Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of LAVA Medtech Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, and the related notes (collectively, the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a Business Combination by the close of business on April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Citrin Cooperman & Company, LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 29, 2023

LAVA MEDTECH ACQUISITION CORP.

BALANCE SHEETS

	December 31,
	2022	2021
ASSETS
CURRENT ASSETS
Cash	$1,159,154	$1,541,231
Prepaid expenses and other current assets	207,466	658,308
TOTAL CURRENT ASSETS	1,366,620	2,199,539

Prepaid expenses - non current	-	202,948
Deferred tax asset	-	19,152
Investments held in Trust Account	119,299,973	117,876,981
TOTAL ASSETS	$120,666,593	$120,298,620

LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$220,757	$27,011
Franchise tax payable	79,064	93,223
Income taxes payable	285,142	-
Due to affiliate	68,000	10,000
Derivative warrant liabilities	81,750	-
Deferred underwriting fee payable	4,025,000	-
TOTAL CURRENT LIABILITIES	4,759,713	130,234

Derivative warrant liabilities	-	4,741,500
Deferred underwriting fee payable	-	4,025,000
TOTAL LIABILITIES	4,759,713	8,896,734

COMMITMENTS AND CONTINGENCIES (Note 6)
REDEEMABLE COMMON STOCK
Class A common stock subject to possible redemption, $0.0001 par value, 11,500,000 shares at redemption value of $10.34 per share at December 31, 2022 and $10.25 per share at December 31, 2021	118,916,615	117,875,000

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A common stock; $0.0001 par value; 100,000,000 shares authorized; none issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	-	-
Class B common stock; $0.0001 par value; 10,000,000 shares authorized; 2,875,000 shares issued and outstanding	287	287
Additional paid-in capital	-	-
Accumulated deficit	(3,010,022)	(6,473,401)
TOTAL STOCKHOLDERS’ DEFICIT	(3,009,735)	(6,473,114)
TOTAL LIABILITIES, REDEEMABLE COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$120,666,593	$120,298,620

The accompanying notes are an integral part of these financial statements.

LAVA MEDTECH ACQUISITION CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from March 31, 2021 (Inception) Through December 31,
	2022	2021
OPERATING EXPENSES
General and administrative	$1,298,175	$204,237
Franchise tax expense	262,587	93,223
LOSS FROM OPERATIONS	(1,560,762)	(297,460)

OTHER INCOME (EXPENSE)
Change in fair value of derivative warrant liabilities	4,659,750	18,344,700
Interest income on cash account	10,561	-
Interest income on investments held in Trust Account	1,699,739	2,023
Offering costs allocated to derivative warrant liabilities issuance	-	(97,174)
OTHER INCOME, NET	6,370,050	18,249,549

Income before provision for income tax	4,809,288	17,952,089
Income tax (expense) benefit	(304,294)	19,152
NET INCOME	$4,504,994	$17,971,241

Weighted-average shares outstanding of redeemable Class A common stock	11,500,000	2,634,545
Basic and diluted net income per share, redeemable Class A common stock	$0.40	$9.33
Weighted-average shares outstanding of Class B common stock	2,875,000	2,875,000
Basic and diluted net income per share, Class B common stock	$0.31	$3.26

The accompanying notes are an integral part of these financial statements.

LAVA MEDTECH ACQUISITION CORP.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED DECEMBER 31, 2022 AND FOR THE PERIOD FROM MARCH 31, 2021 (INCEPTION) THROUGH
DECEMBER 31, 2021

	Common stock				Additional		Total
	Class A		Class B		paid-in	Accumulated	stockholders’
	Shares	Amount	Shares	Amount	capital	deficit	deficit

Balance, March 31, 2021 (Inception)	-	$-	-	$-	$-	$-	$-

Issuance of common stock to Sponsor	-	-	2,875,000	287	24,713	-	25,000

Proceeds from Initial Public Offering Costs allocated to Public Warrants (net of offering costs)	-	-	-	-	6,434,532	-	6,434,532

Private Placement Warrant adjustment to record warrant at initial fair value at issuance date	-	-	-	-	-	(14,911,200)	(14,911,200)

Accretion for redeemable Class A Common stock to redemption value	-	-	-	-	(6,459,245)	(9,533,442)	(15,992,687)

Net income	-	-	-	-	-	17,971,241	17,971,241

Balance, December 31, 2021	-	-	2,875,000	287	-	(6,473,401)	(6,473,114)

Accretion for Class A common stock to redemption amount	-	-	-	-	-	(1,041,615)	(1,041,615)

Net income	-	-	-	-	-	4,504,994	4,504,994

Balance, December 31, 2022	-	$-	2,875,000	$287	$-	$(3,010,022)	$(3,009,735)

The accompanying notes are an integral part of these financial statements.

LAVA MEDTECH ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,	For the Period from March 31, 2021 (Inception) Through December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$4,504,994	$17,971,241
Adjustments to reconcile net income to net cash used in operating activities:
Interest income on investments held in Trust Account	(1,699,739)	(1,981)
Change in fair value of derivative warrant liabilities	(4,659,750)	(18,344,700)
Offering costs allocated to derivative warrant liabilities issuance	-	97,174
Deferred tax benefit	19,152	(19,152)
Changes in operating assets and liabilities:
Prepaid expenses and other assets	653,790	(861,256)
Due to affiliate	58,000	10,000
Accounts payable	193,746	27,012
Income taxes payable	285,142	-
Franchise tax payable	(14,159)	93,223
NET CASH USED IN OPERATING ACTIVITIES	(658,824)	(1,028,439)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits to Trust Account	-	(117,875,000)
Withdrdawals from Trust Account to pay franchise and income taxes	276,747	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	276,747	(117,875,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from initial public offering, net of underwriter’s discount	-	112,700,000
Proceeds from sponsor loan	-	96,138
Repayments of sponsor loan	-	(96,138)
Proceeds from sale of private placement units	-	8,175,000
Proceeds from issuance of Class B common stock to Sponsor	-	25,000
Payment of offering costs	-	(455,330)
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	120,444,670

NET CHANGE IN CASH	(382,077)	1,541,231
CASH, BEGINNING OF PERIOD	1,541,231	-
CASH, END OF PERIOD	$1,159,154	$1,541,231

Supplemental disclosures of noncash financing activities:
Initial classification of warrant liabilities	$-	$23,086,200
Initial value of Class A common stock subject to possible redemption	$-	$117,875,000
Deferred underwriting commissions payable	$-	$4,025,000
Accretion for redeemable Class A common stock to redemption value	$1,041,615	$15,992,687

The accompanying notes are an integral part of these financial statements.

LAVA MEDTECH ACQUISITION CORP.

NOTES TO FINANCIAL STATMENTS

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

As of December 31, 2022, the Company had not commenced any operations. All activity through December 31, 2022 relates to the Company’s formation and Initial Public Offering (“IPO”), which is described below, and, since the IPO, the search for a prospective initial Business Combination. The Company will not generate any operating revenue until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income earned on investments from the proceeds derived from the IPO. The registration statement for the Company’s IPO was declared effective on October 26, 2021. On October 29, 2021, the Company consummated the IPO of 11,500,000 units (“Units”), including 1,500,000 Units issued pursuant to the full exercise of the underwriters’ over-allotment option, with respect to the Class A common stock included in the Units being offered (the “Public Shares”) at $10.00 per Unit generating gross proceeds of $115,000,000, which is discussed in Note 3. The Company has selected December 31 as its fiscal year end.

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

All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a stockholder vote or tender offer in connection with the Company’s Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation (the “Certificate of Incorporation”). In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codifications (“ASC”) 480, “Distinguishing Liabilities from Equity” (“ASC 480”) Subtopic 10-S99, redemption provisions not solely within the control of a company require Class A common stock subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with other freestanding instruments (i.e., public warrants), the initial carrying value of Class A common stock classified as temporary equity will be the allocated proceeds determined in accordance with ASC 470-20 “Debt with Conversion and other Options”. The Class A common stock is subject to ASC 480-10-S99. If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately. While redemptions cannot cause the Company’s net tangible assets to fall below $5,000,001, the Public Shares are redeemable and are classified as such on the balance sheet until such date that a redemption event takes place.

Redemptions of the Company’s Public Shares may be subject to the satisfaction of conditions, including minimum cash conditions, pursuant to an agreement relating to the Company’s Business Combination. If the Company seeks stockholder approval of the Business Combination, the Company will proceed with a Business Combination if a majority of the shares voted are voted in favor of the Business Combination, or such other vote as required by law or stock exchange rules. If a stockholder vote is not required by applicable law or stock exchange listing requirements and the Company does not decide to hold a stockholder vote for business or other reasons, the Company will, pursuant to its Certificate of Incorporation, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain stockholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Sponsor has agreed to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the IPO in favor of approving a Business Combination. Additionally, each Public Stockholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

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

Risks and Uncertainties

In February 2022, Russia commenced a military action against the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against Russia. The invasion of Ukraine may result in market volatility that could adversely affect our stock price and our search for a target company. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these financial statements.

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

Liquidity and Capital Resources

As of December 31, 2022, the Company had $1,159,154 in its operating bank account and working capital deficit of $3,029,688. As of December 31, 2022, approximately $1,424,973 of the amount on deposit in the Trust Account represented interest income, which is available to pay the Company’s tax obligations.

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with the Financial Accounting Standards Board’s (“FASB’s”) Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” we have determined that if the Company is unable to complete a Business Combination by April 29, 2023, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Investments Held in Trust Account

The Company’s portfolio of investments held in the Trust Account is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. Such securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest income held in Trust Account in the accompanying statements of operations. Interest income generated from money market investments are reinvested in the Trust Account. The estimated fair values of investments held in Trust Account are determined using available market information.

Offering Costs Associated with the Initial Public Offering

Offering costs consist principally of legal, accounting, underwriting fees and other costs directly related to the IPO. Offering costs amounted to $6,780,330. Of this amount, $6,683,156 was charged to stockholders’ deficit in 2021 upon the completion of the IPO and $97,174 was expensed in the period March 31, 2021 (inception through December 31, 2021), due to allocating certain offering costs to the warrant liabilities. The allocation was based on relative value at the date of the IPO.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000.

As of December 31, 2022, the total deposits owned by the Company exceed the FDIC insurance limit of $250,000. The excess deposits total $909,154. The Company uses JP Morgan for its sole operating bank account. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts at this time.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

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

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties for December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Class A Common Stock Subject to Possible Redemption

The Company accounts for its Class A common stock subject to possible redemption in accordance with the guidance in ASC 480. Shares of Class A common stock subject to mandatory redemption (if any) are classified as a liability instrument and is measured at fair value. Conditionally redeemable Class A common stock (including Class A common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, Class A common stock is classified as stockholders’ deficit. The Company’s Class A common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2022 and 2021, 11,500,000 shares of Class A common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ deficit section of the Company’s balance sheets.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable Class A common stock to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock are affected by charges against additional paid in capital and accumulated deficit.

At December 31, 2022 and 2021, the Class A common stock subject to possible redemption reflected in the balance sheet is reconciled in the following table:

Gross proceeds	$115,000,000
Less:
Proceeds allocated to Public Warrants	(6,900,000)
Class A common stock issuance costs	(6,217,687)
Plus: Accretion of carrying value to redemption value	15,992,687
Class A common stock subject to possible redemption, December 31, 2021	117,875,000
Plus: Accretion of carrying value to redemption value	1,041,615
Class A common stock subject to possible redemption, December 31, 2022	$118,916,615

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B Common Stock (the “Founder Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private Placement Warrants (see Note 4) to purchase 8,175,000 Common Stock at $11.50 per share were issued on October 29, 2021. At December 31, 2022 and 2021, no Public Warrants or Private Placement Warrants have been exercised. The 13,925,000 potential shares of Class A common stock for outstanding Public Warrants and Private Placement Warrants to purchase the Company’s stock were excluded from diluted earnings per share for the periods ended December 31, 2022 and 2021 because they are contingently exercisable, and the contingencies have not yet been met. As a result, diluted net income (loss) per common stock is the same as basic net income (loss) per common stock for the period. The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of stock.

	For the Year Ended December 31, 2022		For the Period from March 31, 2021 (inception) through December 31, 2021
	Class A Common stock	Class B Common stock	Class A Common stock	Class B Common stock
Basic and diluted net income per share:
Numerator:
Allocation of net income	$4,645,610	$900,999	$24,586,146	$9,377,782
Denominator:
Weighted-average shares outstanding	11,500,000	2,875,000	2,634,545	2,875,000
Basic and dilution net income per share	$0.40	$0.31	$9.33	$3.26

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

The fair value of the 60,000 Founder Shares sold to certain independent directors as of October 14, 2021, was $362,673, or $6.04 per share. The Company used a Monte Carlo Model Simulation to arrive at the fair value of the stock compensation. The key assumptions in the option-pricing model utilized are assumptions related to expected separation date of Units, anticipated business combination date, purchase price, share-price volatility, expected term, exercise date, risk-free interest rate and present value. The expected volatility as of the IPO closing date was derived based upon similar SPAC warrants and technology exchange-traded funds which aligns with Company’s stated industry target and present value factor was based on risk-free rate and terms until the exercise date. The Company’s Founder Shares sold to independent directors were deemed within the scope of ASC 718 and are subject to a performance condition, namely the occurrence of a Business Combination. Compensation expense related to the Founder Shares transferred is recognized only when the performance condition is probable of occurrence, or more specifically when a Business Combination is consummated. Management believes that the occurrence of the performance condition is not probable; therefore, no stock-based compensation expense has been recognized during the period ended December 31, 2021 and the year ended December 31, 2022.

Recent Accounting Pronouncements

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

NOTE 4 — PRIVATE PLACEMENT WARRANTS

On October 29, 2021, simultaneously with the consummation of the IPO and the underwriters’ exercise of their over-allotment option, the Company consummated the issuance and sale of 8,175,000 Private Placement Warrants in a private placement transaction to the sponsor, at a price of $1.00 per Private Placement Warrant, generating gross proceeds of $8,175,000. Each whole Private Placement Warrant will be exercisable to purchase one share of Class A common stock at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO which is being held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will be worthless.

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

In addition, to finance transaction costs in connection with a Business Combination, the Sponsor, or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2022 and 2021, no Working Capital Loans were outstanding.

Due to Affiliate

The Company entered into an agreement, commencing on the date of its listing on Nasdaq through the earlier of the consummation of a Business Combination and the Company’s liquidation, to pay an affiliate of the Sponsor a monthly fee of $5,000 for office space, secretarial and administrative services. As of December 31, 2022 and 2021, $60,000 and $15,000, has been expensed for such expenses under this arrangement, respectively, and $68,000 and $10,000, has been accrued under this arrangement, respectively.

NOTE 6 — COMMITMENTS AND CONTINGENCIES

Registration Rights

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loans, if any, will be entitled to registration rights (in the case of the Founder Shares, only after conversion of such shares to Class A common stock) pursuant to a registration rights agreement dated October 26, 2021. These holders will be entitled to certain demands and “piggyback” registration rights. However, the registration rights agreement provides that the Company will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

NOTE 7 — STOCKHOLDERS’ DEFICIT

Class A common stock-The Company is authorized to issue 100,000,000 Class A common stock with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were no Class A Common stock issued and outstanding, excluding the 11,500,000 of Class A common stock subject to possible redemption and classified as temporary equity.

Class B common stock- The Company is authorized to issue 10,000,000 Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 2,875,000 Class B common stock outstanding, none of which are subject to forfeiture.

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

Preferred stock -The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preferred stock issued and outstanding.

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

NOTE 8 — INCOME TAXES

The Company’s net deferred tax assets are as follows:

	December 31,	December 31,
	2022	2021
Deferred tax assets
Net operating loss carryforward	$—	$—
Startup costs	315,782	62,042
Total deferred tax assets	315,782	62,042
Valuation allowance	(315,782)	(42,890)
Deferred tax assets, net of allowance	$—	$19,152

The income tax provision for the year ended December 31, 2022 and for the period from March 31, 2021 (inception) through December 31, 2021 consists of the following:

	December 31,	December 31,
	2022	2021
Federal
Current	$285,141	$—
Deferred	(253,739)	(62,042)
Change in valuation allowance	272,892	42,890
Income tax provision expense (benefit)	$304,294	$(19,152)

As of December 31, 2022 and 2021, the Company had a total of $0 and $91,200, respectively, of U.S. federal net operating loss carryovers available to offset future taxable income. The federal net operating loss can be carried forward indefinitely. As of December 31, 2022 and 2021, the Company did not have any state net operating loss carryovers available to offset future taxable income.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2022, the change in the valuation allowance was $272,892. For the period from March 31, 2021 (inception) through December 31, 2021, the valuation allowance established was $42,890.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows:

	December 31,	December 31,
	2022	2021
Statutory federal income tax rate	21.0%	21.0%
Transaction costs warrants	0.00%	0.0%
Change in fair value of warrants	(20.4)%	0.0%
Change in valuation allowance	5.2%	(27.5)%
Income tax provision	5.8%	(6.5)%

The Company’s effective tax rates for the periods presented differ from the expected (statutory) rates due to changes in fair value in warrants, transaction costs associated with warrants and the recording of full valuation allowances on deferred tax assets.

The Company files income tax returns in the U.S. federal jurisdiction in various state and local jurisdictions and is subject to examination by the various taxing authorities.

NOTE 9 — FAIR VALUE MEASUREMENTS

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

The Company determines the level in the fair value hierarchy within which each fair value measurement falls based on the lowest level input that is significant to the fair value measurements and performs an analysis of the assets and liabilities at each reporting period end. At December 31, 2022 and 2021, the assets held in the Trust Account were held in a money market fund. All of the Company’s investments held in the Trust Account are classified as trading securities.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	December 31, 2022	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$119,299,973	$119,299,973	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$81,750	$-	$-	$81,750

Description	December 31, 2021	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investment in Trust Account - Money Market Fund	$117,876,981	$117,876,981	$-	$-
Liabilities:
Derivative Warrant Liability - Private Warrants	$4,741,500	$-	$-	$4,741,500

The Company utilizes a Black Scholes simulation model to value the warrants at each reporting period, with changes in fair value recognized in the statements of operations. The estimated fair value of the warrant liability is determined using Level 3 inputs. Inherent in a Black Scholes pricing model are assumptions related to expected share-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock based on industry historical volatility that matches the expected remaining life of the warrants. The decrease in the volatility is in line with the entire SPAC industry. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates to remain at zero.

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

The aforementioned warrant liabilities are not subject to qualified hedge accounting.

The following table provides quantitative information regarding Level 3 fair value measurements:

	December 31	December 31
	2022	2021
Stock Price	$10.19	$9.85
Exercise Price	11.50	11.50
Term (years)	5.33	5.83
Volatility	5.10%	10%
Risk-Free Rate	3.91%	1.34%
Dividend Yield	0.00%	0.00%

At December 31, 2022 and 2021, the fair value of the Private Placement Warrants was $0.01 and $0.58, respectively.

The following table presents the changes in the fair value of Level 3 warrant liabilities:

Private
Warrants
Fair value as of December 31, 2021	$4,741,500
Change in fair value	(4,659,750)
Fair value as of December 31, 2022	$81,750

There were no transfers into or out of Level 3 from other levels in the fair value hierarchy for ended December 31, 2021 and for the year ended December 31, 2022.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

In March 2023, the shut-down of certain financial institutions raised economic concerns over disruption in the U.S. banking system. The U.S. government took certain actions to strengthen public confidence in the U.S. banking system. However, there can be no certainty that the actions taken by the U.S. government will be effective in mitigating the effects of financial institution failures on the economy and restoring public confidence in the U.S. banking system.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated October 26, 2021, by and among RBC Capital Markets, LLC, as representative of the several underwriters. (1)
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	Bylaws (2)
4.1	Specimen Unit Certificate (2)
4.2	Specimen Class A Common Stock Certificate (2)
4.3	Specimen Warrant Certificate (2)
4.4	Warrant Agreement dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent. (2)
4.5	Description of Registered Securities (3)
10.1	Letter Agreement, dated October 26, 2021, by and among the Company, its officers, its directors and the Sponsor. (1)
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (2)
10.3	Registration Rights Agreement, dated October 26, 2021, by and between the Company and certain security holders. (1)
10.4	Administrative Support Agreement, dated October 26, 2021, by and between the Company and the Sponsor. (1)
10.5	Private Placement Warrants Purchase Agreement, dated October 26, 2021 by and between the Company and the Sponsor. (1)
10.6	Indemnity Agreement, dated October 26, 202x1, by and between the Company and Anthony Natale (1)
10.7	Indemnity Agreement, dated October 26, 2021, by and between the Company and Gerry Brunk (1)
10.8	Indemnity Agreement, dated October 26, 2021, by and between the Company and Fritz A. LaPorte (1)
10.9	Indemnity Agreement, dated October 26, 2021, by and between the Company and Vasco Larcina (1)
10.10	Indemnity Agreement, dated October 26, 2021, by and between the Company and Richard Emmitt (1)
10.11	Indemnity Agreement, dated October 26, 2021, by and between the Company and Daniel Hetu (1)
10.12	Indemnity Agreement, dated October 26, 2021, by and between the Company and Peter van der Velden(1)
14.1	Code of Ethics (1)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101.INS	Inline XBRL Instance Document*
101.SCH	Inline XBRL Taxonomy Extension Schema Document*
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document*
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to our Form 8-K, filed with the SEC on November 1, 2021.

(2)	Incorporated by reference to our Form S-1, filed with the SEC on October 1, 2021.

(3)	Incorporated by reference to our Form 10-K, filed with the SEC on April 5, 2022

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAVA MEDTECH ACQUISITION CORP.

By:	/s/ Anthony Natale
Anthony Natale Chief Executive Officer

By:	/s/ Vasco Larcina
Vasco Larcina Chief Financial Officer

Date: March 29, 2023

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Anthony Natale Anthony Natale	Chief Executive Officer and Director (Principal Executive Officer)	March 29, 2023

/s/ Vasco Larcina Vasco Larcina	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 29, 2023

/s/ Richard Emmitt Richard Emmitt	Chairman and Director	March 29, 2023

/s/ Gerry Brunk Gerry Brunk	President and Director	March 29, 2023

/s/ Peter van der Velden Peter van der Velden	Director	March 29, 2023

/s/ Fritz LaPorte Fritz LaPorte	Director	March 29, 2023